Form 10-Q
period 2011-11-30
TIGER JIUJIANG MINING, INC.
filed 2012-01-17
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)
For the quarterly period ended NOVEMBER 30, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____to _______

Commission file number: 000-54567

TIGER JIUJIANG MINING, INC.
(Exact name of small business issuer in its charter)

Wyoming	80-0552115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan	804
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (360) 353-4013

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Corporation [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,500,000 shares of Common Stock as of the date of this periodic report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $25,000 based on the selling price of the shares of the Corporation in its latest registration statement. We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format.

Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Balance Sheets
November 30, 2011

	November 30, 2011	November 30, 2010	February 28, 2011
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$971	$749	$3,138

Liabilities and Stockholders' Deficit

Current liabilities
Accrued expenses and accounts payable	2,150	2,250	3,185
Due to related party	20,000		5,000
Total current liabilities	22,150	2,250	8,185

Stockholders' equity
Common stock, 400,000,000 shares authorized, par value $.001, 6,500,000 shares issued and outstanding	6,500	6,500	6,500
Additional paid-in capital	13,500	13,500	13,500
Deficit accumulated during the exploration stage	(41,179)	(21,501)	(25,047)
Total stockholders' equity	(21,179)	(1,501)	(5,047)

Total liabilities and stockholders' equity	$971	$749	$3,138

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Operations

					For the period
					January 28, 2010
	For the	For the	For the	For the	(date of inception)
	three months ended	three months ended	nine months ended	nine months ended	through
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010	November 30, 2011

Revenues	$-	$-	$-	$-	$-

Expenses
Consulting & professional fees	1,168	931	3,581	8,580	18,491
Office expenses	4,198	0	6,290	1,837	8,127
PR, entertainment and meal costs	2,853	0	2,853	2,877	5,730
Filing fees	714	2,233	1,839	4,040	6,495
Travel	1,569	0	1,569	497	2,336

Total expenses	10,502	3,164	16,132	17,831	41,179

Net loss	$(10,502)	$(3,164)	$(16,132)	$(17,831)	$(41,179)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations	6,500,000	6,500,000	6,500,000	6,299,674

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity

					Deficit
					accumulated
	Common		Additional	Other	during the	Total
	shares	Common	paid(in	Comprehensive	exploration	stockholders'
	outstanding	stock	capital	Loss	stage	equity
Common shares issued for cash	6,500,000	$6,500	$13,500	$-	$-	$20,000
Net loss for the year	-	-	-	-	(3,670)	(3,670)
Balance, February 28, 2010	6,500,000	6,500	13,500	0	(3,670)	16,330
Net loss for the year	-	-	-	-	(21,377)	(21,377)
Balance, February 28, 2011	6,500,000	6,500	13,500	0	(25,047)	(5,047)
Net loss for the nine months ended November 30, 2011	-	-	-	-	(16,132)	(16,132)
Balance, November 30, 2011	6,500,000	$6,500	$13,500	$0	$(41,179)	$(21,179)

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Cash Flows

					For the period
					January 28, 2010
	For the	For the	For the	For the	(date of inception)
	three months ended	three months ended	nine months ended	nine months ended	through
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010	November 30, 2011

Cash flows used for operating activities
Net loss	$(10,502)	$(3,164)	$(16,132)	$(17,831)	$(41,179)
Adjustments to reconcile net loss to net cash provided by operating activities:	0	0	0	0	0

Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	1,000	(400)	(1,035)	(1,470)	2,150

Cash flows used for operating activities	(9,502)	(3,564)	(17,167)	(19,301)	(39,029)

Cash flows from financing activities
Advance from related party	5,000	0	15,000	0	20,000
Proceeds from issuance of common stock	0	0	0	0	20,000

Cash flows from financing activities	5,000	0	15,000	0	40,000

Increase (decrease) in cash and cash equivalents	(4,502)	(3,564)	(2,167)	(19,301)	971

Cash and cash equivalents - Beginning of period	5,473	4,313	3,138	20,050	0

Cash and cash equivalents - End of period	$971	$749	$971	$749	$971

Supplemental Disclosures regarding cash flows
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	-		-		-

Non-cash financing activities
	-	-	-	-	-

See accompanying notes to financial statements

Weighted average outstanding shares
Date	Shares	Value	Days O/S	Days available in Q/Y	Avg O/S
31-Jan	5,000,000	$6,000	29	31	4,677,419
28-Feb	1,500,000	$15,000	1	31	48,387
Feb 28, 2010	6,500,000				4,725,806

31-Jan	5,000,000		121	124	4,879,032
28-Feb	1,500,000		93	124	1,125,000
May 31, 2010	6,500,000				6,004,032

31-Jan	5,000,000		213	216	4,930,556
28-Feb	1,500,000		185	216	1,284,722
August 31, 2010	6,500,000				6,215,278

31-Jan	5,000,000		304	307	4,951,140
28-Feb	1,500,000		276	307	1,348,534
November 31, 201	6,500,000				6,299,674

31-Jan	5,000,000		365	365	5,000,000
28-Feb	1,500,000		365	365	1,500,000
28-Feb(11	6,500,000				6,500,000

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011

Note 1 – Nature of Operations

Tiger Jiujiang Mining, Inc. (the “Company” or “Tiger”) was incorporated under the laws of the State of Wyoming on January 28, 2010. It is a start-up, exploration stage corporation which has an option agreement (“Option to Purchase and Royalty Agreement”) with Kiukiang Gold Mining Company granting it the exclusive right and option to acquire 50% of the right, title and interest in the Tiger mining property situated near Ruichang City, Jiangxi Province, China, consisting of a claim block covering 2,402 acres. The Company’s business plan is to proceed with initial exploration of the holdings to determine if there are commercially exploitable deposits of gold; if gold exists on the property we will determine if it can be economically extracted and profitably processed.

The beneficial owner holds the right to the Tiger property which gives its or its designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward. In the event it were to grant another deed which is subsequently registered prior to the Company’s deed, the third party would obtain good title and the Company would have nothing.

Tiger is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced; accordingly, no revenues have been earned during the period from January 28, 2010 (date of inception), to November 30, 2011.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

Our financial statements at November 30, 2011, and for the period from January 28, 2010 (date of inception), to November 30, 2011, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $41,179 for the period from January 28, 2010 (date of inception), to November 30, 2011. It has not generated revenues, no revenues are anticipated until we begin removing and selling gold and there is no assurance that a commercially viable deposit exists on the mineral property that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plan to support the Company in its operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from the public offering, we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers, directors or others. If we require additional cash and can’t raise it, we will either have to suspend operations until the cash is raised, or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

Mining exploration costs

The Company is primarily engaged in the acquisition, exploration, and development of mineral properties.

Mineral property acquisitions are initially capitalized as tangible assets when purchased in accordance with FASB ASC 805-20-55-37. At the end of each fiscal quarter, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.

Mineral property exploration costs are expensed as incurred.

As of November 30, 2011 the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Reclamation costs

Exploration of mineral resources in China is governed by the Mineral Resources Law of 1986, as amended on January 1, 1997, and the Implementation Rules for the Mineral Resources Law, effective March 26, 1994. On February 12, 1998, the State Council issued three sets of regulations, which, together with the mineral resources law and implementation rules are referred to as the “Mineral Resources Law”. The regulations are (i) Regulation for Registering to Explore Mineral Resources Using the Block System; (ii) Regulation for Registering to Mine Mineral Resources; and (iii) Regulation for Transferring Exploration and Exploration Rights.

The basis of laws and policies for environmental protection in China are the Environmental Protection Law, the Environmental Impact Assessment Law and the Mineral Resources Law. The State Administration of Environmental Protection and its provincial counterparts are responsible for the supervision, implementation and enforcement of environmental protection laws and regulations. Provincial governments also have the power to issue implementing rules and policies in relation to environmental protection in their respective jurisdictions. Applicants for exploration rights must submit environmental impact assessments and those projects that fail to meet environmental protection standards will not be granted licenses.

After exploration, the licensee must perform water and soil maintenance and take steps towards environmental protection. After the exploration rights have expired or the concessionaire stops mining during the permit period and the mineral resources have not been fully developed, the concessionaire must perform water and soil maintenance, land recovery and environmental protection in compliance with the original development scheme, or must pay the costs of land recovery and environmental protection. After closing, the mining enterprises shall perform water and soil maintenance, land recovery and environmental protection in compliance with mine closure approval reports, or must pay the costs of land recovery and environmental protection.

Penalties for breaching the Environmental Protection Law include a warning, payment of a penalty calculated on the damage incurred, or payment of a fine. When an entity fails to adopt preventative measures or control facilities that meet the requirements of the enacted environmental protection standards, it is subject to suspension of production or operations and for payment of a fine. Material violations of environmental laws and regulations causing property damage or casualties may result in criminal liabilities.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

It is difficult to estimate the full costs of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start operations. The Company will record a liability for the estimated costs to reclaim the mined land by recording charges to production costs for each unit of gold mined over the life of the mine. The amount to be charged will be based on management’s estimate of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made.

Certain reclamation work will be performed concurrently with mining and these expenditures will be charged to operations as incurred.

Use of estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Fair value of financial instruments and derivative financial instruments

ASC Topic 825 – “Financial Instruments”, formerly SFAS No. 107 “Disclosures About Fair Value of Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price, or interest rate market risks.

Income taxes

The Company adopted ASC Topic “Accounting for Income Taxes” as of inception. We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

We currently have no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has not been made to the extent of any tax benefit that net operating losses may generate.

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $41,179 as of November 30, 2011, that will be offset against future taxable income. The available net operating loss carry forwards of approximately $41,179 expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period January 28, 2010 (date of inception), through November 30, 2011, there were no potential dilutive securities.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. We place our cash with high quality financial institutions and at times may exceed the FDIC insurance limit

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

In August 2001, ASC Topic “Accounting for the Impairment or Disposal of Long-Lived Assets” became effective. FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment” We will recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. Tiger did not grant any new employee options and no options were cancelled or exercised during the period January 28, 2010 (date of inception), through November 30, 2011. As of November 30, 2011, there were no options outstanding.

Business segments

ASC Topic “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company has evaluated the requirements of SFAS No. 131, and has determined that it is not applicable.

Start-up expenses

The Company has adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our formation have been included in our general and administrative expenses for the period from January 28, 2010 (date of inception), through November 30, 2011.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. Our financial statements are translated to United States dollars in accordance with ASC Topic “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements

In June 2009, ASC Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” was issued. This Standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, all Annual Reports on Form 10-K, and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard was effective on October 1, 2009. We do not expect the impact of its adoption to be material to our financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, ASC Topic, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140” was issued. It requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. The topic eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. The topic is effective for fiscal years beginning after November 15, 2009. We do not expect the impact of its adoption to be material to our financial statements.

In June 2009, ASC Topic, “Amendments to FASB interpretation No. 46(R)” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated was issued. This topic clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This topic requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This topic also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The topic is effective for fiscal years beginning after November 15, 2009. We do not expect the impact of its adoption to be material to our financial statements.

In May 2009, ASC Topic “Subsequent Events” was issued. It provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and was effective for interim and annual periods ending after June 15, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. Subsequent events were reviewed through the date of the audit report. See Note 8 for events occurring subsequent to November 30, 2011, through the date of the audit report.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011

Note 3 – Summary of Significant Accounting Policies (continued)

In April 2009, ASC Topic “Recognition and Presentation of Other-Than-Temporary Impairments” was issued. This topic modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The topic also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the topic, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The topic further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The topic requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement was effective April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, ASC Topic, “Interim Disclosures about Fair Value of Financial Instruments” was issued. This topic essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the topic requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

Note 4 – Common stock transactions

Activity for the period January 28, 2010 (date of inception), to February 28, 2010

On January 31, 2010, the Company issued 5,000,000 shares of common stock under Section 4(2) of the Securities Act at a price of $0.001 per share to it’s founder for $5,000 in cash.

Activity for the period March 1, 2010, to February 28, 2011

On May 31, 2010, the Company issued 1,500,000 shares of common stock under Regulation S, Rule 903 of the Securities Act at a price of $0.01 per share to a total of 5 placees for total proceeds of $15,000.

Activity for the period March 1, 2011 to November 30, 2011

No shares were issued during the period.

Note 5 – Related party transactions

The Company issued a total of 5,000,000 shares of its restricted common stock to its director for $5,000 ($0.001 per share) as founder shares. (Note 4).

The Company has secured an advance from a senior officer and director in the amount of $20,000. The advance is non-interest bearing and bears no specified repayment terms.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011

Note 6 – Commitments

Under the terms of the option agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2012;

(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2013;

(c)

Tiger shall allot and issue 1,000,000 shares in the capital of Tiger to Kiukiang upon completion of a phase I exploration program as recommended by a competent geologist with the proviso that the report recommends further work be carried out on the Tiger property;

(d)	Tiger will pay to Kiukiang an annual royalty equal to three percent (3%) of Net Smelter Returns;

(e)	Upon exercise of the option, Tiger will pay to Kiukiang $25,000 per annum commencing on May 31, 2015, as prepayment of the NSR; and

(f)

Tiger has the right to acquire an additional 25% of the right, title and interest in and to the property by the payment of $10,000 and by incurring an additional $50,000 in exploration expenditures on or before May 31, 2014.

Further, the Agreement and the Option will terminate:

(a)	on May 31, 2012 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a minimum of US $20,000 on the Property;

(b)	on May 31, 2013 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property;

(c)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2015, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

Note 7 – Certain significant risks and uncertainties

Tiger is subject to the consideration and risks of operating in the PRC. The economy of PRC differs significantly from the economies of the “western” industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the PRC government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past. Similar actions by the Chinese government in the future could have a significant adverse effect on economic conditions in China.

Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, China still does not have a comprehensive system of laws, and enforcement of existing laws may be uncertain and sporadic.

Our primary sources of revenues and cash flows will be derived from our business operations in China. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The Chinese government has been pursuing economic reforms since it first adopted its “open-door” policy in 1978. There is no assurance that the government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011

Note 7 – Certain significant risks and uncertainties (continued)

As many of the economic reforms which have been or are being implemented by the Chinese government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures such as the leverage of exchange rate, it remains possible for the PRC government to exert significant influence on its economy.

Note 8 – Subsequent Events

On October 26, 2011 we filed an amended S-1 registration statement for the sale of a minimum of 1,000,000 and a maximum of 2,000,000 shares of common stock at a price of $0.05 per share and the resale of up to 1,500,000 previously issued shares which became effective on December 8, 2011.

There are no other subsequent events reportable as of the date of this report.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section “Risk Factors” on page 4, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements stated or implied by these statements.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Tiger” mean Tiger Jiujiang Mining, Inc., unless otherwise indicated.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (“USD” or “US$” or “$”) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to the common shares in our capital stock.

Tiger is an exploration stage Corporation. There is no assurance that commercially viable mineral deposits exist on the claim that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Foreign Currency and Exchange Rates

Our optioned mineral exploration property is located in China and costs expressed in the geological report are expressed in Renminbi (“RMB”) or Yuan. For purposes of consistency and to express United States Dollars throughout this periodic report, Yuan or RMB have been converted into United States currency at current rates of approximately 7.5 RMB to 1 U.S. Dollar. Our agreements and related items are all in U.S. Dollars. Where expenses have been incurred, Chinese Yuan have been converted into United States currency at the rate applicable on the date of the incurrence of the expense which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2011, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR REGISTRATION STATEMENT FILED ON OCTOBER 26, 2011.

Overview

We were incorporated in the State of Wyoming on January 28, 2010, and established a fiscal year end of February. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan 804. Our telephone number is (360) 353-4013. We have not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage Corporation engaged in the search for gold. There is no assurance that a commercially viable mineral deposit, a reserve, exists on our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On February 22, 2010, as amended on May 2, 2011, we entered into an option agreement to finance a two-phase exploration program whereby we can earn a 50 percent or greater interest in the Tiger gold exploration property in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China, the beneficial owner, an arms-length Chinese corporation whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. The property is in good standing until December 8, 2012.

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2012;

(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2013;

(c)

Tiger shall allot and issue 1,000,000 shares in the capital of Tiger to Kiukiang upon completion of a phase I exploration program as recommended by a competent geologist with the proviso the report recommends further work be carried out on the property;

(d)	Tiger will pay Kiukiang an annual royalty of three percent (3%) of Net Smelter Returns;

(e)	Upon exercise of the option, Tiger will pay to Kiukiang $25,000 per annum commencing on May 31, 2015, as prepayment of the NSR; and

(f)

Tiger has the right to acquire an additional 25% of the right, title and interest in and to the property by the payment of $10,000 and by incurring an additional $50,000 in exploration expenditures on or before May 31, 2014.

Further, the Agreement and the Option will terminate:

(a)	on May 31, 2012 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a minimum of US $20,000 on the Property;

(b)	on May 31, 2013 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property;

(c)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2015, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

If the results of phase I are unfavourable, we will terminate the option agreement and will not be obligated to make any subsequent payments. Similarly, if the results of phase II are unfavourable, we will terminate the option and will not be obligated to make any subsequent payments.

The property is unencumbered and there are no competitive conditions which affect it. Further, there is no insurance covering the property. We believe that no insurance is necessary since it is unimproved and contains no buildings or improvements.

To date we have not performed any work on the Tiger property nor have we spent any money on research and development activities. Tiger is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

The reader of this periodic report is directed to our Form S-1 Registration Statement, dated October 26, 2011, for further discussion of the property, mineral exploration in China, maps, geology and other background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan is to proceed with initial exploration of the Tiger property to determine if there are commercially exploitable deposits of gold. We plan a two-phase exploration program to properly evaluate the potential of the property. We must conduct exploration to determine if gold exists and if any is found it can be economically extracted and profitably processed. We do not claim to have any ores or reserves whatsoever at this time.

We anticipate that our portion of the phase I planned geological exploration program will cost $30,000 (which is 50% of the totally budgeted cost of $60,000) and is a reflection of local costs for the specified type of work. Phase I may require up to six weeks for the base work and an additional three to four months for analysis, evaluation of the work completed and the preparation of a report. Costs for phase I are made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. It is our mutual intention to carry the work out in 2012, predicated on completion of the offering described in our registration statement. We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising. No agreements to retain such an engineer or geoscientist have been entered into as of the date of this registration statement. We had $971 in cash reserves as of November 30, 2011. Accordingly, we will not be able to proceed with the first phase of the exploration program without additional financing.

If we are unable to sell any of the securities under our primary offering, we will be required to suspend our operations. We have not entered into any arrangements with creditors for unpaid expenses incurred in undertaking this offering.

Phase II will not be carried out until 2012 or 2013 and will be contingent upon favourable results from phase I and specific recommendations of a professional geoscientist based on those results. Favourable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by completing the next phase of exploration, makes a written recommendation that we proceed to the next phase of exploration, a resolution is approved by the Board indicating such work should proceed and that it is feasible to finance the next phase of the exploration. Phase II will be directed towards additional trenching on selected areas and further diamond drilling and may require up to six weeks work; total costs will be approximately $100,000, with Tiger’s portion being $50,000, comprised of wages, fees, trenching, diamond drilling, assays and related. The cost estimate is based on local costs for the specified type of efforts planned. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work and an engineer or geoscientist to manage the exploration program. Neither we nor Kiukiang have retained any engineers or geoscientists; no agreements have been entered into as of the date of this periodic report. Our only employee will be Chang Ya-Ping, our senior officer and sole director. We intend to hire geologists, engineers and other subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our and Kiukiang’s intention to retain Mr. Poon as senior on-site geological consultant. It is our intention to also retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program, to author a report to American standards for future capital raising and to render independent recommendations as to future work. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our primary offering.

At present, we have no employees, other than Ms. Chang who does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

Chang Ya-Ping will not be compensated for her services on the Board of Director. If, as and when a public market for Tiger’s shares is established an incentive stock option plan may be established under which Ms. Chang would receive stock options.

Offices

Our offices are located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan 804 and are provided to us by Chang Ya-Ping, a director and officer, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged back to Tiger on a quarterly basis.

Risk Factors

At present we do not know whether the claims contain commercially exploitable reserves of gold or any other valuable mineral. The proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions can be encountered in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

In order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future phases.

The Vendor holds the mining rights to the claims which thereby gives him or his designated agent, the right to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. Kiukiang has granted an option to Tiger to allow us to explore, mine and recover any minerals on the claims.

Even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production. Should we be unable to raise additional funds we would be unable to see the claim evolve into an operating mine.

In order to complete future phases of exploration we will need to secure additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance future phases. Should we be unable to raise additional funding to complete future exploration, we would have to cease operations.

Results of Operations

Tiger was incorporated on January 28, 2010; comparative periods for the three- and nine-month periods ended November 30, 2011, November 30, 2010, and January 28, 2010 (inception), through November 30, 2011, are presented in the following discussion.

Since inception, we have used our common stock and advances from our director to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 28, 2010, to November 30, 2011, was $40,000 ($20,000 as a result of proceeds received from sales of our common stock and $20,000 as an advance from an officer.

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2011. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended November 30, 2011,was $0 and $0 for the same period in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the quarters ended November 30, 2011 was $5,000 from an advance by an officer and $0 (nil) for the similar quarter in 2010 while for the nine month periods ended November 30, 2011 and 2010 the comparative figures were $15,000 as the result of an advance from an officer and $0 (nil); $40,000 was received for the period from inception on January 28, 2010, through to and including November 30, 2011. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

	Three mo.	Three mo.	Six mo.	Six mo.	Jan 28, 2010
	ended	ended	ended	ended	(inception)
	Nov. 30,	Nov. 30,	Nov. 30,	Nov. 30,	through
	2011	2010	2011	2010	Nov. 30 2011
Expense Item
Consulting & professional fees	1,168	931	3,581	1,837	18,491
Office expenses	4,198	0	6,290	2,877	8,127
PR, entertainment and meal costs	2,853	0	2,853	4,040	5,730
Filing fees	714	2,233	1,839	497	2,336
Travel	1,569	0	1,569		6,495

Total expenses	10,502	3,164	16,132	17,831	41,179

SUMMARY – Total expenses for the quarter ended November 30, 2011, amounted to $10,502 while $3,164 was spent in the similar period ended November 30, 2010. For the nine month periods ended November 30, 2011, and November 30, 2010, the comparative values were $16,132 and $17,831 respectively. A total of $41,179 in expenses has been incurred since inception on January 28, 2010, through November 30, 2011. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY EXPLORATION COSTS: No mineral property exploration costs were incurred in the quarters under review or the nine month periods ended November 30, 2011, and November 30, 2010. From January 28, 2010 (inception), through November 30, 2011, we have spent $0 (nil) on mineral exploration expenses. These costs will vary depending on our direct exploration efforts and none are expected to be incurred until mid to late 2012.

CONSULTING AND PROFESSIONAL FEES: $1,168 in consulting and professional fees were incurred for the quarter ended November 30, 2011, while $931 was spent in the similar period ended November 30, 2010. For the nine month periods ended November 30, 2011, and November 30, 2010, the comparative values were $3,581 and $8,580 respectively. From inception to January 28, 2010, we have incurred $18,491 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

OFFICE EXPENSES: $4,198 was expended on the office for the quarter ended November 30, 2011, while $0 (nil) was spent in the similar period ended November 30, 2010. For the nine month periods ended November 30, 2011, and November 30, 2010, the comparative values were $6,290 and $1,837 respectively. From January 28, 2010 (inception), through November 30, 2011, a total of $8,127 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

PUBLIC RELATIONS, ENTERTAINMENT AND MEAL EXPENSES: $2,853 in public relations, entertainment or meal expenses were incurred for the quarter ended November 30, 2011 while $0 (nil) was expended in the similar period last year. For the nine month periods ended November 30, 2011, and November 30, 2010, the comparative values were $2,853 and $2,877 respectively. For the period January 28, 2010 (inception), through November 30, 2011, a total of $5,730 has been spent on this category.

FILING FEES: $714 in filing fee expenses were incurred for the quarter ended November 30, 2011, and $2,333 was spent in the quarter ended November 30, 2010. For the nine month periods ended November 30, 2011, and November 30, 2010, the comparative values were $1,839 and $4,040 respectively. For the period January 28, 2010 (inception), through November 30, 2011, Tiger has spent $6,495 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

TRAVEL EXPENSES: We spent $1,569 in travel expenses and related costs during the first quarter and $0 (nil) in the similar period in 2009. For the nine month periods ended November 30, 2011, and November 30, 2010, the comparative values were $1,569 and $497 respectively. From January 28, 2010 (inception), through November 30, 2011, we have spent $2,336 on transfer agent expenses.

COMPENSATION: No compensation costs were incurred for the quarters or nine month periods ended November 30, 2011, or November 30, 2010, and no compensation costs have been incurred since inception.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarters and nine month periods ended November 30, 2011 and November 30, 2010. From January 28, 2010 (inception), through November 30, 2011, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended November 30, 2011, $9,502 in net cash was used and for the similar period ended on November 30, 2010, the amount was $3,564. For the nine month periods ended November 30, 2011, and November 30, 2010, the comparative values were $17,167 and $18,301 respectively. We have used $39,029 in net cash from inception on January 28, 2010, to November 30, 2011.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2011 or from the date of inception.

Tiger did not net sell or issue any shares of its common stock during the most recent quarter. As of the date of this report Tiger has 6,500,000 common shares issued and outstanding.

Tiger continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Tiger believes it can satisfy its cash requirements through the fiscal year end of February 28, 2012, from private placements of $20,000 received during January & February, 2010, the advance made by our officer and the funds received from the primary offering which became effective on December 8, 2011. However, if we fail to complete the offering, even at the minimum subscription level, we will have to cease our Chinese operations. As of November 30, 2011, we had a deficit of $21,179 in working capital.

For the balance of the fiscal period ending on February 28, 2012, and into the 2012 – 2013 fiscal year, Tiger plans to concentrate its efforts on completing its primary and on the planned phase I exploration program on the Tiger property at a cost to Tiger of $30,000 (50% of the projected $60,000 expenditure). If the program is favourable, we will proceed to phase II and commence planning for that for late 2012.

We do not expect any changes or hiring of employees since contracts are given to consultants and subcontractor specialists in specific fields of expertise for the exploration work. We do not expect to purchase or sell any plant or significant equipment. We intend to lease or rent any equipment, such as a backhoe, diamond drill, generators and so on, that we will need in order to carry out our exploration activities.

Over the next year we intend to complete the first phase of the exploration plan on our optioned property with Kiukiang Gold Mining Company, the beneficial owner. If our initial exploration efforts are favourable, we intend to proceed with longer term exploration of the property.

Our plan of operation for the period through February 28, 2012 and into November 30, 2012, is:

Prior to the commencement of phase I of the work program, Tiger will maintain its business and will remain compliant with regulatory requirements but will not advance its business plan until the sale of shares contemplated by its registration statement offering is completed. At that time, we and Kiukiang will engage our consulting geoscientist in preparation for the commencement of phase I. The next few months are expected to be taken up with completion of the offering.

Commencing no later than May 1, 2012, but which we expect to commence within one month of the completion of this offering, phase I of the work program will establish a grid, complete general prospecting and geological mapping of the property, complete 1,000 cubic meters of trenching, diamond drill 500 meters as well as provide a report on the work accomplished with specific recommendations for the future at a total cost to Tiger of $30,000 (50% of the projected $60,000 expenditure). Specifically:

Five Days – establishment of a grid over one square kilometer with crosslines being set up every 50 meters and intersecting crosslines marked at each 25 meter point will be laid out over a square kilometer. A 1/2000 geological survey will then be completed. The cost of establishing the grid and supplies and carrying out the surveys will be approximately $2,100 to Tiger (total project cost $4,200).

Ten Days – trenching will be run and a total of 1,000 cubic meters of soil and rock will be excavated from which representative samples will be taken; each of the samples will be analyzed for specific metals and their geological characteristics identified and recorded. The cost of the trenching to Tiger will be approximately $2,200 of the total planned expenditure of $4,400.

Five Days – the property will also be searched for outcroppings, trenches or areas that may indicate further exploration is warranted in a later phase.

Fifteen Days – a diamond drilling program will drill and sample 500 meters of rock drilled to various depths at an approximate cost to Tiger of $9,500 (50% of the budgeted $19,000 expenditure).

The cost to Tiger of the general prospecting efforts as well as the mapping and sample collections, assaying of the samples and transportation will be approximately $9,800 which represents 50% of the project cost of these elements of $19,600.

Weeks 8 through 16 – the various samples will be sent to a lab for analysis of their chemical makeup which will cost Tiger approximately $3,700 (included in the above estimates) from an overall expenditure for this work of $7,400.

Weeks 17 through 20 – once all the sample information is available, a professional geoscientist will require at least one month to correlate the information and write a report either recommending that further work is warranted or that the property cannot have any further value added by doing additional exploration in which case he would recommend abandonment. The cost of the report and his supervision during the physical work will be approximately $7,600 of which $3,800 (50%) will be paid by Tiger.

We have also included a contingency fee of $500 in our cost estimates (of a total contingency of $1,000). Tiger’s portion of the total funds required to complete the first phase will be $30,000 of the planned $60,000 expenditure for phase I and will come from the primary offering.

March 1, 2012, to February 28, 2013, or approximately five months after the phase I work has been commenced – we expect to have the report on phase I of the exploration program in hand and will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are estimated at $50,000 ($100,000 being the total budget and currently planned cost of phase II). If the report advises abandoning the property as having little or no value, we will terminate the option and cease functioning. Various options will be reviewed as to funding – public financing, private funding, loans or possible joint venture opportunities. Each of these will have to be evaluated for merit, cost and the most favourable basis for Tiger and its shareholders. This process will require from four to eight weeks to complete. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to make his own recommendations independent of the Kiukiang report.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012 – 2013. Management projects that we will require a total of up to $150,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$60,000
Phase II exploration program	30,000
Working Capital	60,000

Total	$150,000

As at November 30, 2011, we had a working capital deficit of $21,179. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended February 28, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for continued long term operations beyond phase I. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due.

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2011, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and advances from our officer to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 28, 2010, to November 30, 2011, was $40,000 as a result of gross proceeds received from sales of our common stock of $20,000 (less offering costs), and $20,000 as an advance from our officer and director. We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2010 for cash consideration of $5,000. We issued 1,500,000 shares of common stock through a Rule 903, Regulation S offering in February, 2010 for cash consideration of $1,500 to a total of 5 placees.

As of November 30, 2011, our total assets, consisting entirely of cash, amounted to $971 and total liabilities were $22,150. Working capital stood at negative $21,179.

For the three months ended November 30, 2011, the net loss was $10,502 ($0.00 per share) as compared to a loss of $3,164 ($0.00 per share) for the similar period last year. For the nine month periods ended November 30, 2011, and November 30, 2010, the comparative values were a loss of $16,132 ($0.00 per share) and $17,831 ($0.00 per share) respectively. The loss per share was based on a weighted average of 6,500,000 common shares outstanding at November 30, 2011, and at November 30, 2010. The net loss from inception to November 30, 2011, is $41,179.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2011. Although inflation is moderately higher than it was during 2010-2011, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)	Changes in Internal Controls.

During the quarter ended November 30, 2011, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

Tiger had 6,500,000 shares of common stock issued and outstanding as of November, 30, 2011, and as of the date of this periodic report. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 28, 2010, to November 30, 2011, was $40,000 as a result of proceeds received from sales of our common stock and an advance from an officer and director. During that same period, the following indicates how the proceeds have been spent to date:

Consulting & professional fees	$18,491
Office expenses	8,127
PR, entertainment and meal costs	5,730
Filing fees	2,336
Travel	6,495

Total Use of Proceeds to November 30, 2011	$41,179

Common Stock

During the quarter ended November 30, 2011, no shares of common stock were issued. As of November 30, 2011, and the date of this periodic report, there were 6,500,000 shares issued and outstanding.

Options

No options were granted during the three-month or nine month periods ending November 30, 2011.

Code of Ethics

The Board of Directors on February 22, 2010, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code is available upon written request by contacting our offices by telephone at (888) 755-9766 or writing to 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan, 804.

Web Site

Tiger maintains a Web site at “Tiger-jiujiang-mining-inc.com and has an e-mail address at “Tigerjiujiangmining@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2011: NONE

Subsequent Events

There are no other subsequent events reportable as of the date of the interim financial statements or the date of this report.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiger Jiujiang Mining, Inc.
(Registrant)

Date: January 16, 2012

BY:	/s/ Chang Ya-Ping
CHANG YA-PING, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors