Form 10-K
period 2012-02-29
TIGER JIUJIANG MINING, INC.
filed 2012-05-30
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 29, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number: 000-54567

TIGER JIUJIANG MINING, INC.
(Exact name of small business issuer in its charter)

Wyoming	80-0552115
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan	804
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (360) 353-4013

Issuer’s email address: tigerjiujiangmining@gmail.com

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act (the “Act” or “Securities Act”)
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes [X]     No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporter.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [   ]

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 8,500,000 common shares at $0.05* = $425,000. (* - last price at which the Corporation’s stock was issued through its initial public offering).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 8,500,000 common shares issued and outstanding as of the date of this report.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]     No [X]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to shareholders; (2) any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the “Securities Act”):

  Registration Statement on Form S-1 as amended on October 26, 2011, and which became effective on December 8, 2011 whereby we offered up to 2,000,000 shares of common stock and five shareholders resold 1,500,000 previously issued shares. The offering closed on April 30, 2012, following the sale of 2,000,000 common shares to 35 subscribers. Included with the S-1 registration statements were our audited financial statements for the year ending February 28, 2011.
  Exhibit 3.1 (Articles of Incorporation) dated January 18 2011, Exhibit 3.2 (Bylaws) dated January 31, 2011, Exhibit 10.1 (Option To Purchase And Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China) dated February 22 2010, Exhibit 10.2 (Code Of Business Conduct & Ethics and Compliance Program) dated February 22, 2010, Exhibit 10.3 (First Amendment to Option to Purchase and Royalty Agreement) dated May 2, 2011, all filed as exhibits to Tiger’s Form S-1 dated October 26, 2010.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, beginning on page 4, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

Our optioned mineral exploration property is located in China and costs expressed in the geological report are expressed in Renminbi (“RMB”) or Yuan. For purposes of consistency and to express United States Dollars throughout this registration statement, Yuan or RMB have been converted into United States currency at current rates of approximately 7.5 RMB to 1 U.S. Dollar. Our agreements and related items are all in U.S. Dollars.

As used in this annual report, the terms “we”, “us”, “our”, and “Tiger” mean Tiger Jiujiang Mining, Inc. unless otherwise indicated.

Tiger is an exploration stage Corporation. There is no assurance that commercially viable mineral deposits exist on the claims we have under option. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Deposit	When mineralized material has been systematically drilled and explored to the degree that a reasonable estimate of tonnage and economic grade can be made.
Development

Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.

Diamond drill

A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration

The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies’ a mining prospect which has not yet reached either the development or production stage.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.
Mineral Reserve	A mineral reserve is that part of a deposit which could be economically and legally extracted or produced at the time of the reserve determination.
Mineralization	Rock containing an undetermined amount of minerals or metals.
Oxide

Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

Stratigraphy	A branch of geology dealing with the classification, nomenclature, correlation, and interpretation of stratified rocks.
Trenching	The digging of long, narrow excavation through soil, or rock, to expose potential mineralization for geological examination or assays.
Waste	Material that is too low in grade to be mined and milled at a profit.

PART I

Item 1. Description of Business.

Overview

We were incorporated in the State of Wyoming on January 28, 2010, and established a fiscal year end of February. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan 804.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Our Current Business – Mineral Exploration

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

Our Proposed Exploration Program – Plan of Operation

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

We anticipate that our portion of the phase I planned geological exploration program will cost $30,000 (which is 50% of the totally budgeted cost of $60,000) and is a reflection of local costs for the specified type of work. Phase I may require up to six weeks for the base work and an additional three to four months for analysis, evaluation of the work completed and the preparation of a report. Costs for phase I are made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. It is our mutual intention to carry the work out in the early summer of 2012. We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising. No agreements to retain such an engineer or geoscientist have been entered into as of the date of this report. We had $262 in cash reserves as of February 29, 2012. Accordingly, we will not be able to proceed with the first phase of the exploration program without additional financing.

Phase II will not be carried out until 2013 and will be contingent upon favourable results from phase I and specific recommendations of a professional geoscientist based on those results. Favourable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by completing the next phase of exploration, makes a written recommendation that we proceed to the next phase of exploration, a resolution is approved by the Board indicating such work should proceed and that it is feasible to finance the next phase of the exploration. Phase II will be directed towards additional trenching on selected areas and further diamond drilling and may require up to six weeks work; total costs will be approximately $100,000, with Tiger’s portion being $50,000, comprised of wages, fees, trenching, diamond drilling, assays and related. The cost estimate is based on local costs for the specified type of efforts planned. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report.

ITEM 1A RISK FACTORS

Risks Associated with Tiger Jiujiang Mining, Inc., Our Financial Condition and Our Business Model

1. Because our auditors have issued a going concern opinion and because our officer and director has not indicated a willingness to loan any additional funds to us, it is likely we will not be able to achieve our objectives and will have to cease operations.

Our financial statements for the year ended February 29, 2012, were prepared assuming that we will continue our operations as a going concern. However, our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. We were incorporated on January 28, 2010, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Junior exploration companies often fail to achieve or maintain successful operations, even in favorable market conditions.

2. We are an exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on January 28, 2010, and have not started our proposed business or realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $49,008. Our ability to achieve and maintain profitability and positive cash flow is dependent upon finding a profitable exploration property, generating revenues; and reducing exploration costs.

Based upon current plans, we expect to incur losses in future periods. This will happen because there are expenses associated with our exploration program. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

3. We have no known mineral reserves and we may not find any gold or if we find gold it may not be in economic quantities. If we fail to find any gold or if we are unable to find gold in economic quantities, we will have to cease operations.

We have no known mineral reserves. Even if we find gold it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any gold is recoverable, we do not know that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will ultimately cause us to cease operations.

4. We require substantial funds merely to determine if mineral reserves exist on our optioned property.

Any potential development of our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to:

  costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities;
  availability and costs of financing;
  ongoing costs of production;
  market prices for the products to be produced;
  environmental compliance regulations and restraints; and
  political climate and/or governmental regulation and control.

5. Good title to the Tiger property is registered in the name of another person. Failure of Tiger to obtain good title will result in Tiger having to cease operations.

Title to the property we intend to explore is not held in our name but rather that of Kiukiang Gold Mining Company (“Kiukiang”), a corporate resident of the People’s Republic of China. In the event Kiukiang were to grant another person a deed of ownership which was subsequently registered prior to our deed, the third party would obtain good title and we would have nothing. Similarly, if it were to grant an option to another party, that party would be able to enter the property, carry out certain work commitments and earn right and title to the property and we would have little recourse as we would be harmed, will not own any property and would have to cease operations. The option agreement does not specifically reference these risks or the recourse provided. Although we would have recourse against Kiukiang under the laws of Wyoming in the situations described, there is a question as to whether that recourse would have specific value.

6. Currently Tiger has no right to the Tiger gold property. In order to exercise its rights under the option agreement we must incur certain exploration costs and make royalty payments. Failure by Tiger to incur the exploration expenditures or to make the royalty payments will result in forfeiture of Tiger’s right to acquire a 50% interest in the property.

Under the terms of the option agreement and the attendant amendment, Tiger has the right to acquire a 50% interest in the right and title to the Tiger gold property upon incurring exploration expenses of a minimum of $15,000 by May 31, 2012, incurring additional exploration expenses in the amount of $45,000 by May 31, 2013, and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2015. Failure by Tiger to make any of the payments or to incur the required exploration expenses will result in the loss of the option to acquire an interest in the property. Should we lose the option Tiger would have to cease operations. If we were to fail, after the exercise of the option, to make the required $25,000 annual payment as prepayment of the net smelter royalty we would be in default of section 5.1(c) of the option agreement and would have to remedy the default. If we failed to remedy the default this would result in the loss of the interest in the property and would force us to cease operations.

7. If we decide not to complete both phases of our exploration program or should we decide that further exploration is not feasible we will have to cease operations and will go out of business.

Tiger’s exploration plan initially consists of two phases. Commencement of the second phase is dependent on favourable completion of the first phase and securing sufficient funding for phase II. Should Tiger decide not to proceed with phase II of the exploration program, we will have to cease our business plan.

Regardless of the results of phase I, Tiger has the absolute decision as to whether we will proceed to phase II and neither Kiukiang nor Jiangxi will have influence over that decision.

It will be necessary for our engineers and geoscientists to analyze the data following each of the phases of the exploration program and come to a decision that further work is, or is not, warranted and that such work is likely, or not likely, to add value to the property prior to any decision being made as to proceeding to the next phase. In the event that the geoscientist who supervises the phase I program recommends in his written report, based on his evaluation of the results, that the property lacks merit and no further value would be obtained by proceeding with phase II, then a decision to not proceed with phase II would be made. Such a decision would not be made arbitrarily by management.

8. Management will devote only a limited amount of time to Tiger’s business. Failure of management to devote a sufficient amount of time to our business plans will adversely affect our success.

Because Chang Ya-Ping, our President and CEO, will be devoting only approximately 6 hours per week to our business plans our business may suffer. As a result, exploration may be periodically interrupted or suspended. Interruptions to or suspension of our exploration program may cause us to cease operations. During 2010, Ms, Chang visited the Tiger property only twice – when the project was first presented and on a second occasion to meet with the geoscientists from Jiangxi Geological And Engineering Company. During 2012, it is her intention to be on site when the first phase commences, when it is concluded and when the engineering report of the results of phase I is presented to review the contents of that report.

9. The probability of an individual prospect ever having reserves is extremely remote.

The worldwide mining industry is founded upon small parcels of land being explored by junior exploration entities while the chance of finding reserves on any individual prospect is almost infinitesimal. In order for us to even commence mining operations we face a number of challenges which include finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable mineral body, partnering with a senior mining corporation, obtaining mining permits, and ultimately selling minerals in order to generate revenue. Moreover, exploration for commercially viable mineral deposits is highly speculative in nature and involves substantial risk that no viable mineral deposits will be located on any of our present or future mineral properties. There is a substantial risk that the exploration program that we will conduct on the Tiger property may not result in the discovery of any significant mineralization, resulting in our not finding a commercially viable mineral deposit. There are numerous geological features that we may encounter that would limit our ability to locate mineralization or that could interfere with our exploration programs as planned, resulting in unsuccessful exploration efforts. In such a case, we may incur significant costs associated with an exploration program, without any benefit. This would likely result in a decrease in the value of our common stock. It is not uncommon to spend millions of dollars on a potential project, complete many phases of exploration and still not obtain reserves that can be economically exploited. Therefore, the chances of Tiger’s property having mineral reserves is remote.

10. Our activities are subject to foreign (Chinese) governmental regulations which may subject us to penalties for failure to comply, may limit our ability to conduct exploration activities and could cause us to delay or abandon our project.

Various regulatory requirements affect the current and future activities of the Corporation, including exploration activities on our property. Exploration activities require permits from various foreign (Chinese) federal, state and local governmental authorities and are subject to laws and regulations governing, among other things, prospecting, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, and others which currently or in the future may have a substantial adverse impact on Tiger. Exploration activities are also subject to substantial regulation under these laws by governmental agencies and may require that we obtain permits from various governmental agencies.

Licensing and permitting requirements are subject to changes in laws and regulations and in various operating circumstances. There can be no assurance that we will be able to obtain or maintain all necessary licenses and/or permits that may be required for our activities or that such permits will be obtainable on reasonable terms or on a timely basis or that such laws and regulations will not have an adverse effect on any project which we might undertake. If the Corporation is unable to obtain the necessary licenses or permits for our exploration activities, we might have to change or abandon our planned exploration for such non-permitted properties and/or to seek other joint venture arrangements. In such event, we may be forced to sell or abandon our property interest.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing exploration activities to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining activities may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

Any change in or amendments to current laws, regulations and permits governing activities of mineral exploration companies, or more stringent implementation thereof, could require increases in exploration expenditures, or require delays in exploration or abandonment of new mineral properties. The cost of compliance with changes in governmental regulations has a potential to increase the Corporation’s expenses.

11. Management lacks formal training in mineral exploration.

Our officer and director has no professional accreditation or formal training in the business of exploration. With no direct training or experience in these areas our management may not be fully aware of many of the specific requirements related to working within this industry. Decisions so made without this knowledge may not take into account standard engineering management approaches that experienced exploration corporations commonly make. Consequently, our business, earnings and ultimate financial success could suffer irreparable harm as a result of management’s lack of experience in the industry. As a result, if we do obtain the funding or other means to implement a bona fide mineral exploration program, such program will likely have to be implemented and carried out by joint venture partners or independent contractors who would have the requisite mineral exploration experience and know-how that we currently lack. For this reason we will retain such technical experts as are required to provide professional and technical guidance.

12 Our common stock is classed as a “penny stock”. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in transactions involving a “penny stock.” The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules, the Financial Industry Regulatory Authority ( “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

13. We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Under the requirements of the Sarbanes Oxley Act of 2002 and pursuant to Section 404 of that Act, we are required to undergo an annual and quarterly assessment which includes inventorying all controls, identifying the key controls using a top down approach and testing the key controls to ensure the controls are in place and working as designed. Following consultation with our independent accountant we have determined that the process is overly time consuming and costly to Tiger. As a result, we have not completed this process to date. With a limited staff, management can override any implemented program of controls and procedures which renders the control system ineffective. If our auditors need to be involved in numeric changes or material changes to footnotes then, by definition, the controls have failed and are ineffective. In addition, our auditors have recommended journal entries and adjustments following management’s preparation of the financial statements and notes thereto which indicates our controls to be ‘ineffective’. Other elements of an effective control system would include developing a code of conduct, which we have completed, and having independent board members – of which we have none. Thus, we state in our filing that our controls are determined to be “ineffective”.

If we are unable to assert that our internal control over financial reporting is effective as of February 28, 2011, (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board, or as executive officers.

14. Because we are small and poorly capitalized, we must limit our exploration. This may prevent us from realizing any revenues and you may lose your investment as a result.

Because we are small and do not have much capital, we must limit the time and money we expend on exploration of our interest on the optioned property. In particular, we may not:

  spend as much money as we would like to explore the Tiger or other property(ies) which we own or share mining interest;
  devote the time we would like to explore the property on which we own or share mining interest.;
  rent the quality of equipment we would like to have for exploration;

  have the number of people working on the property on which we own or share mining interest that we would like to have.

By limiting our operations, it may take longer and cost more to explore our optioned property and decrease the likelihood of finding minerals, if they exist.

15. Kiukiang is under no written contractual obligation to fund the phase I exploration work on the Tiger Gold Mining Property.

Under the option agreement, Tiger has agreed to fund its 50% portion of the planned two phase exploration program. However, Kiukiang has only verbally agreed to fund its portion of the first phase of the exploration program and is under no written obligation to fund any work on the Tiger Gold Mining Property. In the event, Kiukiang were to fail to provide its portion of the funding for phase I, either Tiger would have to totally fund the phase (estimated at $40,000) or find a joint venture partner to pay a portion of the costs. If we are not successful in raising the required funding or finding a partner, we could be forced to abandon the project and cease operations.

16. Upon completion of the phase I exploration program, each party to the option agreement will have the ability to decide as to whether they will carry on with phase II based on the recommendations of their own geological evaluation. If the phase I exploration program is successful and our geoscientists recommend that a phase II is recommended, should Kiukiang decide to not proceed to phase II and we elect to carry on, we will have to pay our share of the program as well as that of Kiukiang.

If the first phase of the planned two-phase exploration program is successful and a competent engineer and our independent evaluation both recommend proceeding with a phase II program it is possible that Kiukiang may elect to not proceed to phase II. In that event, Tiger would either have to totally fund phase II (estimated at $100,000) or find a joint venture partner to pay a portion of the costs. If we are not successful in raising the required funding or finding a partner, we could be forced to abandon the project and cease operations.

17. The exploration rights to our optioned mineral exploration property expire on December 8, 2012.

Kiukiang’s rights to explore the Tiger Gold property expire on December 8, 2012. In the event Kiukiang either failed to renew the exploration rights in a timely manner or were refused the renewal by a government agency, we would lose our rights under the option agreement and would be forced to abandon the project and cease operations.

18. Because there is no public trading market for our common stock, you may not be able to resell your stock. Even if a market does develop you may not be able to sell your stock for the same amount you originally paid.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale. Although we intend to apply to have our common stock quoted on the OTC-BB our stock may never be quoted or, even if quoted, a market may never materialize. There are risks associated with obtaining a quotation, including that broker dealers will not be willing to make a market in our shares, or to request that our shares be quoted on a quotation service. In addition, even if a quotation is obtained, the OTC-BB and similar quotation services are often characterized by low trading volumes, and price volatility, which may make it difficult for an investor to sell their shares on acceptable terms. If our stock is not quoted or if a public market does not develop, investors may not be able to resell the shares that they have purchased.

19. We may, in the future, issue additional common shares which would reduce investors' percentage of ownership and may dilute the value of our shares.

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of the date of this report we have 8,500,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 391,500,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock. Tiger has agreed that it shall issue 1,000,000 shares to Kiukiang upon completion of a phase I exploration program as recommended by a competent geologist with the proviso that the report recommends further work be carried out on the Tiger property; i.e. if the engineering reports recommends that a phase II exploration program be carried out, Tiger is obligated to issue 1,000,000 shares to Kiukiang which will further dilute the investor’s percentage of ownership.

Risks Associated With Doing Business in China

Various matters that are specific to doing business in China may create additional risks or increase the degree of such risks associated with our business activities. These risks are discussed below.

1. The Chinese legal system is different from the U.S. justice system. Most of the material agreements to which we or our affiliates are party or will be party in the future with respect to mining assets in the PRC are expected to be governed by Chinese law and some may be with Chinese governmental entities. The Chinese legal system embodies uncertainties that could limit the legal protection available to Tiger and its shareholders. The outcome of any litigation may be more uncertain than usual because: (i) the experience of the Chinese judiciary is relatively limited, and (ii) the interpretation of China’s laws may be subject to policy changes reflecting domestic political changes.

(a) Legal System - The Chinese legal system is a civil law system based on written statutes. Unlike common law systems (the system in the U.S.), it is a system in which decisions in earlier legal cases do not generally have precedential value. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign, such as Tiger, invested enterprises in China. However, these laws, regulations and legal requirements remain relatively recent and are evolving rapidly; their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors such as the right of foreign invested enterprises to hold licenses and permits such as business licenses. Because our business activities are located outside the U.S., it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons or entities.

(b) Limited Interpretation - The laws that do exist are relatively recent and their interpretation and enforcement involve uncertainties, which could limit the available legal protections. Even where adequate Chinese law exists it may be impossible to obtain swift and equitable enforcement of such law or to obtain enforcement of judgments by a court of another jurisdiction. The inability to enforce or obtain a remedy under such agreements would have a material adverse impact on our operations.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign, such as Tiger, investment, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial property rights or to resolve commercial disputes is unpredictable. If our new business venture is unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction, in either of these cases, may be severely limited and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

(c) Taxation - Many tax rules are not published in China and those that are published can be ambiguous and contradictory, leaving a considerable amount of discretion to local tax authorities. There is no guarantee that the pursuit of economic reforms by the State will be consistent or effective and as a result, changes in the rate or method of taxation, reduction in tariff protection and other import restrictions, and changes in state policies affecting the mining industry may have a negative effect on our operating results and financial condition. A risk that investors must recognize is that the current rates of Chinese taxation may, in the future, change causing a negative impact on our investment in China which may render the project less economically viable or which may result in our inability to repatriate profits achieved from our Chinese operations. The laws are currently evolving as China moves forward with its latest economic plan but we can give no assurance to investors that in the future the tax laws will be as advantageous as they are today. What happens to investment in China is a question that can only be answered with time. At some point in the future Tiger may have to rethink and reorganize its investment plans and projects to minimize the tax costs.

(d) Corporate Organization – When we commence mining operations, which means we would have successfully proven reserves in such quality and sufficient quantity to ensure for a profitable mining operation, we would form a joint venture with Kiukiang which may involve either the formation of a Sino-foreign or domestic Sino corporate entity. Continuing efforts are being made to improve civil, administrative, criminal and commercial law in China especially since its accession into the WTO. This includes the development of laws governing foreign investment in China, including a regime for Sino-foreign cooperative joint ventures and increased foreign participation in mineral resource exploration and mining. Conversely, the laws were recently changed such that there is no taxation benefit to having a wholly foreign owned enterprise which further demonstrates the ongoing evolution of the Chinese economic model and system. The interpretation and enforcement of the laws of the PRC involve uncertainties which could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, substantially all the assets of Sino corporations are located outside the U.S; as a result, there remains much uncertainty as to the future evolution of the laws in China and, therefore, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against any of these persons or corporations.

(e) Foreign Investment – foreign There are indications such as the Enterprise Income Tax Law of 2008 which indicate that China believes it is becoming more self sufficient and in most areas may no longer encourage foreign investment. Until we reach the formation of a joint venture we are going to have to carefully monitor the changes in the laws that may either encourage or discourage investment and may find, in time, that our investment in China will not provide any benefit to our shareholders.

(f) General – Until we formally enter into a joint venture with Kiukiang and have proven reserves on the Tiger Property all of our success in China will, in part, be based on the actions of Kiukiang. The risk to investors is that Kiukiang mishandles critical phases of the exploration and/or development of the property into the future resulting in losses or damages to Tiger. In addition, investors in Tiger risk that the existing laws of China will change over time as the country becomes more capitalist oriented and that some of those changes will have a deleterious effect on Tiger and its operations in China. What happens to investment in China is a question that can only be answered with time. At some point in the future Tiger may have to rethink and reorganize our investment plans and projects to minimize the tax costs. However, it must also be recognized that tax rates in China remain attractive in comparison to many competing nations.

2. The Chinese Enterprise Income Tax Law may have a material impact on our operations effectively causing a form of ‘double taxation’ if we enter into a formalized joint venture with Kiukiang in the future.

We have no reason to believe at the current time and given the status of the Corporation and its sole asset that the Enterprise Income Tax Law that was effective on January 1, 2008, will have any material effect on Tiger in the foreseeable future – at least not until a formal joint venture is entered into and we have established reserves that would indicate we have a potentially viable mining operation which is a number of years in the future. The Enterprise Income Tax Law pertains, for our current purposes, to wholly foreign owned entities, such as Tiger, and to the fact that under the law, there is no longer preferential tax treatment given to foreign investors. The concern for our investors is that the enterprise tax will become consolidated all the way back to the holding company which may mean a form of double taxation. Tiger is a foreign corporation and has no physical operations in China. Kiukiang is the only party under the option agreement directly facing China and its laws at the current time. However, when we commence mining operations and formalize a joint venture with a Chinese corporation, we will have to consider the issues at that time but since that is a number of years in the future and the Law will continue to evolve we cannot predict what the effect will be at that time. We will review the issue as we get closer to that event and will update the relevant disclosure in our future 10Q and 10K filings.

Where we refer to “foreign” as it pertains to Tiger being a foreign corporation we have indicated “such as Tiger” and where we otherwise refer to “foreign” we refer to a potential joint venture between Tiger and Kiukiang. Foreign generally means an enterprise or individual that is not legally bound to the PRC. Repatriation refers solely to the situation of the removal of Tiger’s funds invested in China to Tiger’s accounts in the United States.

3. Our sole officer and director, Ms. Chang Ya-Ping, is a resident and citizen of Taiwan which embodies uncertainties that could limit the legal protection available to Tiger’s shareholders.

Because Ms. Chang is a citizen and resident of Taiwan, in the event that U.S. investors sought service of process against Ms. Chang, it may be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against Ms. Chang. Further, it would be difficult to enforce judgements against her which were obtained in U.S. courts based on the civil liability provisions of U.S. federal securities laws and enforcing judgements of U.S. courts based on civil liability provisions of U.S. federal securities laws in foreign courts against Ms. Chang would likewise be difficult as would the bringing of an original action in foreign courts to enforce liabilities based on those U.S. federal securities laws.

4. If, in the future, we were to enter into a joint venture with Kiukiang, such a joint venture would be considered a resident enterprise under the Enterprise Income Tax Law which, among other things, would face the risk of taxation on our global income and dividends.

We are not considered, at this time, a resident enterprise under the Enterprise Income Tax Law and will not be until such time as we formally enter into a Chinese joint venture with Kiukiang. Such a joint venture would not be formed until some extended period after the completion and evaluation of the second stage and later stages of exploration on our optioned exploration property which, at the very earliest, would be some time in 2015 following at least two additional significant phases of exploration where we had indications that there may be a ‘reserve’ as that term is defined under Industry Guide 7. There will be a significant period of time between the completion of phase II and the amount of additional exploration work that will be required to determine whether the property has merit and indications were confirmed that a ‘reserve’ existed on the property. Should the project progress to a certain point whereby reserves were indicated and we see that we would be engaged in property development, versus exploration, we would need to form a Chinese joint venture.

5. There are many risks to doing business in China that may affect our future business operations that would not apply or are at variance with operating in the United States. There are regulations that apply to foreign ownership, such as Tiger, to mergers and acquisitions by foreign investors and others that would affect currency conversion and on dividends. Each may or may not impact, to some degree, our operations should we form a Chinese joint venture and continue to explore and develop our optioned mineral property. Any of these risks could cause us to be able to continue with the development of the project and may force us to suspend or cease operations.

We may find that the future rulings in regards to foreign ownership of companies involved in our business may make it more restrictive than that which we see at the present time and may force us to cease operations in China should we either form a joint venture or seek a merger with another company to continue exploration on our optioned property. We may find it difficult to form a joint venture that would be satisfactory to the Chinese government in order to be able to carry out our long tern exploration and development goals. If we were not able to arrange for a joint venture that would be acceptable to the PRC we may not be able to recoup our investment in full or may have to terminate our operations and write off whatever investment we had made to that point. That may result in our having to cease operations or go out of business.

We may not be successful in our efforts to form a joint venture as a result of non-approval by regulatory authorities and may have to suspend or cease operations because all joint ventures to be entered into must be pre-approved by both the Ministry of Commerce (“MOC”) and the State Development and Reform Commission (“SDRC”) in Beijing or their provincial bureaus. The risk that we face is that for reasons that may not be known at this time or because of changes in the regulatory regime, we may not be able to enter into a formal joint venture in which case we would either have to seek a buyer for the project or simply abandon all our previous efforts and cease operation.

In the event that we were to be successful in developing a mining property with reserves and commenced full mining operations, we may not be able to repatriate our full investment in the project which may lessen dividends available to be paid to Tiger’s shareholders. Foreign currency exchange regulation in China is primarily governed by the Foreign Currency Administration Rules (1996), as amended, (the “Exchange Rules”) and Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), (the “Administration Rules”). Under the Exchange Rules, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the State Administration of Foreign Exchange (“SAFE”). Under the Administration Rules, companies in China with foreign investments may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. foreign

The State Administration of Foreign Exchange (the “SAFE”) promulgated Circular on Issues Relating to Foreign Exchange Administration of Equity Financings and Return Investments by Domestic Residents through Offshore Special Purpose Vehicles (“Circular 75” or the “Circular”) on October 21, 2005, which legalizes, and further regulates, the offshore holding company structure favored by private enterprises in their offshore fundraising activities with a view toward channeling foreign venture capital and private equity investments back into China’s private sector and took effect on November 1, 2005. The rules promulgated under this Circular may impact on our ability to form a Chinese joint venture in the future as well as our ability to invest in a Chinese project to the degree that we may require and may preclude us from the benefits of a joint venture. There appears yet to be a great deal of uncertainty as to how Circular 75 will be managed in the longer term. Since we are at least two to five years away from having to form a joint venture and having to deal with the ramifications of SAFE and Circular 75 we do not believe we are yet in a position to determine what we will do in the future; we will, however, have to be mindful of the implications of Circular 75 and monitor the changes that occur in the future.

The rules pertaining to acquisitions and mergers by foreign investors, such as Tiger, may impact our ability to operate long term in the PRC if we are successful in developing a mining project beyond the exploration stage and wish to merge with or be acquired by another entity because recently changed rules in China now require that both foreign investors and Chinese companies incorporated overseas must obtain approval for merger and acquisition activity from the Ministry of Commerce and we may not be able to obtain those approvals in the future which may jeopardize our long tern development plans.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this report, there are no unresolved comments pending from the SEC.

ITEM 2 PROPERTIES

Our business office is located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan 804. Our telephone number is (360) 353-4013. Our principal office is provided by our officer and director at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

We hold an option on a gold exploration and mining property known as the Tiger mining property located in northern Jiujiang Province, China. We entered into an Option To Purchase And Royalty Agreement with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China, the beneficial owner of the claims, an arms-length Chinese resident, to acquire the property by making certain expenditures and carrying out certain exploration work. The property remains in good standing until December 8, 2012. The reader is referred to Item 7 – “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on page _ for greater detail on the property, current and planned operations on the property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to Tiger.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our last annual general meeting was held on August 25, 2011, at which time stockholders approved the following actions:

  received and approved the financial statements of the Corporation for its financial year ended February 28, 2011, together with the report of the independent auditors thereon;
  fixed the number of directors at one for the coming year;
  elected a director, Chang Ya-Ping, to serve until the next annual general meeting of shareholders or until her successor(s) is/are elected or appointed;
  ratified the appointment of Gruber & Associates, L.L.C., as independent auditors of the Corporation for the financial year ended February 29, 2012.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS and ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock are not available for public trading.

As of the date of this report, we had 41 shareholders of record whose shares are held in street or nominee names. There are 8,500,000 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION and ANALYSIS OF FINANCIAL CONDITION and
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors”.

We are an exploration stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We were incorporated in the State of Wyoming on January 20, 2010, as Tiger Jiujiang Mining, Inc. and established a fiscal year end of February. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan 804. Our telephone number is (360) 353-4013. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

The attached Property Location Map indicates approximately where the claim blocks are located west of Ruichang City in northern Jiujiang.

Figure 1 – Tiger Mining Property – General Location

Physiography, Location and Access

The Tiger property is located 20 km west of Ruichang City which is approximately 400 km west of Shanghai and is governed under the Ruichang Township of Jiujiang Province.

Regional Geology

The exploration area is located at the southeast edge of the Yangtze and Jiangnan platforms in the northwestern slopes of the deep fracture belts in the northwest of Jiangxi Province. The exposure of the stratums in this area is mainly in the form of metamorphic rocks which were laid down in the times of Proterozoic or Later Proterozoic Eras of the Shuangqiao Mountain Group and the Climbing Mountain Group. The geological structure is well developed and magmatic actives are frequent which has provided good formative conditions for gold ore depositions. These are all indicators of the possible presence of gold in the area. Three sites of potential interest have been located and received minor exploration work consisting of pitting, geology, sampling and a magnetic survey. These sites will become the focus of exploration during phase I.

In 2009, in order to further explore and define the prospect, Kiukiang engaged the Jiangxi Geological and Engineering Company, a locally based geological and engineering group to develop the property area and to expand the exploration to other sections outside the previously worked explored areas which had recently been acquired by Kiukiang.

Previous Work

No previous work has been performed on the property by Tiger.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Tiger property to determine if there are commercially exploitable deposits of gold and silver. Poon Man Sin, Senior Engineer authored the Report in which his firm recommends a two-phase exploration program to properly evaluate the potential of the property. We must conduct exploration to determine if gold exists and if any gold which is found can be economically extracted and profitably processed.

We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

We anticipate that our portion of phase I of the recommended geological exploration program will cost $30,000 of a total $60,000 planned expenditure with the balance being funded by Kiukiang based on the Report which is a reflection of local costs for the specified type of operation. We had $262 in cash reserves as of February 29, 2012. Accordingly, we will not be able to proceed with the exploration program without additional financing.

It is our intention to retain the services of the Jiangxi Geological and Engineering Company and Mr. Poon prior to commencement of work to complete the first phase of the work program during the summer of 2012. Neither we nor Kiukiang have retained any engineers or geoscientists. We will assess the results of this program upon receipt of the report. The cost estimates for this and other phases of the work program are based on the Report’s recommendations and reflect local costs for this type of work. The parties to the option agreement have agreed that Tiger will control the exploration work and that Kiukiang will contract for and carry out the physical work under the supervision of Tiger. They are located in the area and have ready access to labor and equipment and are familiar with local conditions.

Our business plan is to proceed with initial exploration to determine if there are commercially exploitable deposits of gold. We must conduct exploration to determine if gold exists and if any which is found can be economically extracted and profitably processed. Initially, we will run a grid over a portion of the property and review maps of the results of past geological and geochemical programs correlating all past information to our grid; then we will complete a geological survey to evaluate certain specific targets previously identified.

The laying out of a grid and line cutting involves the physical cutting of any underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land as well as a depiction of what may have been found in relation to the property boundaries. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not.

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geoscientist will take different measurements of the various physical and geological properties of the rocks and interpret the results in terms of what we seek. These methods include magnetic, electrical and seismic measurements. He will then interpret all the data obtained, plot it on the map he has generated and provide his best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase.

Previously run magnetometer and VLF-EM (very low frequency electromagnetic surveys) will be used as an aid to mapping and structural interpretation and may assist in locating gold and serve to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold may be present or not. Anomalies will be evaluated closely to help in determining their economic potential.

Phase 1 will begin by establishing a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We will then relate previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations will be tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold. We will then compare relative concentrations of gold, silver, lead and other indicator metals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. These surveys will require up to five weeks for the base work and an additional three to four months for analysis, evaluation of the results of the work and the preparation of a report on the work accomplished.

Phase II will not be carried out until 2013 and will be contingent upon favourable results from phase I and any specific recommendations of the report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I but initial estimates are that the second phase may require up to six weeks work and will cost approximately $100,000 in total (Tiger’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. A further three to four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

There is no power available on the property or within a reasonable distance. All contract work will involve bringing to the site portable power generation units.

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

Over the next year we intend to complete the first phase of the exploration plan on our optioned property which was obtained through an option agreement with Kiukiang Gold Mining Company, the beneficial owner. If our initial exploration efforts are favourable, we intend to proceed with longer term exploration of the property.

Our plan of operation for the period through February 28, 2013, is:

Prior to the commencement of phase I of the work program, Tiger will maintain its business and will remain compliant with regulatory requirements. We and Kiukiang will engage our consulting geoscientist in preparation for the commencement of phase I.

Commencing no later than May 1, 2012, phase I of the planned two-phase exploration program will establish a grid, complete general prospecting and geological mapping of the property, complete 1,000 cubic meters of trenching, diamond drill 500 meters as well as provide a report on the work accomplished with specific recommendations for the future at a total cost to Tiger of $30,000 (50% of the projected $60,000 expenditure). Specifically:

Five Days – establishment of a grid over one square kilometer with crosslines set up every 50 meters and intersecting crosslines marked at each 25 meter point will be laid out over a square kilometer. A 1/2000 geological survey will be completed. The cost of establishing the grid, supplies and surveys will be approximately $2,100 to Tiger (total project cost $4,200).

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

Fifteen Days – a diamond drilling program will drill and sample 500 meters of rock drilled to various depths at a cost to Tiger of $9,500 (50% of the budgeted $19,000 expenditure).

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

October 1, 2012 to February 28, 2013 or approximately five months after the phase I work has been commenced – we expect to have the report on phase I of the exploration program in hand and will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are estimated at $50,000 ($100,000 being the total budget and currently planned cost of phase II). If the report advises abandoning the property as having little or no value, we will terminate the option and cease functioning. Various options will be reviewed as to funding – public financing, private funding, loans or possible joint venture opportunities. Each of these will have to be evaluated for merit, cost and the most favourable basis for Tiger and its shareholders. This process will require from four to eight weeks to complete. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to make his own recommendations independent of the Kiukiang report.

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan is to continue with the first phase of the planned two-stage exploration program for the Tiger mining property to determine if there are commercially exploitable deposits of gold and silver.

Phase II will not be carried out until 2013; the cost estimate is based on local costs for the specified type of work.

Results of Operations

		Year Ended		Year Ended
		Feb. 29		Feb. 28
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$23,961		$21,377
Net Profit (Loss)		$(23,961)		$(21,377)

COMMON SHARES: Since inception we have used common stock and an advance from a related party and a loan from an arms length party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended February 29, 2011, was $19,070 as the result of an advance from a related party of $15,000 and a loan from a non-related party of $4,070. In the fiscal year ended February 28, 2011, cash flows form financing activity was a $5.000 as the result of an advance of $5,000 from a related party. Net cash provided by financing activities from inception on January 20, 2010 was $44,070 ($20,000 as proceeds received from sales of our common stock, $20,000 as an advance from an officer and a loan of $4,070 from a non-related party.

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended February 29, 2012, and 2009 are outlined in the table below:

			January 20, 2010
	Year ended	Year Ended	(inception) to
	February 29,	February 28,	February 29,
	2012	2011	2012
Professional fees	6,878	11,710	21,788
Office / Administration expenses	6,304	1,837	8,141
Entertainment and public relations costs	2,853	2,877	5,730
Travel	1,569	497	2,066
Filing Fees	6,357	4,456	11,283
Total expenses	23,961	21,377	49,008
Net loss	(23,961)	(21,377)	(49,008)

During the year ended February 29, 2012, Tiger incurred operating expenses of $23,961 as compared to $21,377 for the similar period last year ending on February 28, 2011, and a total of $49,008 for the period from inception on January 20, 2010, to February 29, 2012.

The costs incurred can be further subdivided into the following categories.

PROFESSIONAL FEES: Tiger incurred $6,878 in professional fees for the fiscal year ended on February 29, 2012 as compared to $11,710 for the previous fiscal year ending on February 28, 2011. From inception to February 29, 2012, we have incurred $21,788 in professional fees mainly spent on legal and accounting matters. This expense category will vary depending on corporate capital raising activities.

OFFICE & ADMINISTRATIVE EXPENSES: $6,305 in office costs were incurred in the past year. By comparison, $1,837 was incurred for previous fiscal period ended February 28, 2011. From inception through February 29, 2012, a total of $8,140 has been spent on office related expenses.

ENTERTAINMENT AND PUBLIC RELATIONS COSTS: $2,853 in entertainment and public relations expenses were incurred in fiscal year under review while $2,877 was incurred for the period ending on February 28, 2011. For the period January 20, 2010, (inception) through February 29, 2012, Tiger has spent a total of $5,730 on entertainment and public relations and related costs.

TRAVEL COSTS: $1,569 in travel expenses were incurred in fiscal year under review while $497 was incurred for the period ending on February 28, 2011. For the period January 20, 2010, (inception) through February 29, 2012, Tiger has spent a total of $2,066 on travel costs.

FILING FEES: We incurred $6,357 in filing costs for the year ended February 29, 2012, and $4,456 for the period ending on February 28, 2011. From inception through ending on February 29, 2012, $11,283 was recorded for various filing fees including EDGAR and other related expenses. The category was higher last year as a result of additional regulatory filings. This category will vary and be dependent on the level of corporate filings and other regulatory issues.

RESEARCH AND DEVELOPMENT: Tiger has not incurred any expenses for research and development since inception on January 20, 2010.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on February 29, 2012, and none were incurred in the previous fiscal year ending on February 28, 2011. From inception to February 29, 2012, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2010 - 2011 or from the date of inception.

At the end of the fiscal year under review, February 29, 2012, Tiger had 6,500,000 common shares issued and outstanding. At the date of this report, Tiger had 8,500,000 common shares issued and outstanding as a a result of having sold 2,000,000 common shares under its prospectus dated October, 26, 2011, and which became effective on December 8, 2011 which shares were sold subsequent to the end of the fiscal year.

Liquidity and Financial Condition

Working Capital
	At February 29,	At February 28,
	2012	2011
Current Assets	$262	$3,238
Current Liabilities	29,270	8,185
Working Capital	$(49,008)	$(5,047)

Cash Flows
	At February 29,	At February 28,
	2012	2011
Net Cash Used in Operating Activities	$(21,946)	$(21,912)
Net Cash Provided by (Used In) Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	19,070	5,000
Increase (Decrease) In Cash During The Period	$(2,876)	$(16,912)

As of February 29, 2012, our company had a working capital deficit of $29,008.

Use of Proceeds

Net cash provided by financing activities from inception on January 20, 2010, to February 29, 2012, was $44,070 secured as to $20,000 as a result of proceeds received from the sale of our common stock, a $20,000 advance from a related party and a loan of $4,070. During that same period, the following table indicates how those proceeds have been spent to date:

Professional fees	21,788
Office / Administrative expenses	8,141
Entertainment and public relations expenses	5,730
Travel and related	2,066
Filing fees	11,283
Total Use of Proceeds to February 29, 2012	$49,008

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012 - 2013. Management projects that we may require $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase I exploration program	15,000
Phase II exploration program	50,000
Working Capital	85,000
Total	$200,000

As at February 29, 2012, we had a working capital deficit of $29,008. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

There is substantial doubt about our ability to continue as a going concern because our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, and in order to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations which would result in dilution to existing stockholders. There is no assurance that we will achieve any sales of equity securities or arrange for debt or other financing to fund our planned activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended February 29, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

ASC (“Accounting Standards Codification”) Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” became effective on September 15, 2009. This standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing accounting standard documents were superseded and, accordingly, all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Functional Currency
The Company’s functional currency is the United States dollar. Our optioned mineral exploration property is located in China and costs expressed in the geological report are expressed in Renminbi (“RMB”) or Yuan. For purposes of consistency and to express United States Dollars throughout this registration statement, Yuan or RMB have been converted into United States currency at current rates of approximately 7.5 RMB to 1 U.S. Dollar which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements. Our agreements and related items are all expressed in United States Dollars.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at February 29, 2012.

Financial Instruments
At February 29, 2012, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Commodity Price Risk: The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

Foreign Exchange Risk: Our optioned mineral exploration property is located in China and costs expressed in the geological report are expressed in Renminbi (“RMB”) or Yuan. For purposes of consistency and to express United States Dollars throughout this registration statement, Yuan or RMB have been converted into United States currency at current rates of approximately 7.5 RMB to 1 U.S. Dollar. Our agreements and related items are all in U.S. Dollars. The Company is therefore subject to gains or losses due to fluctuations in Chinese currency relative to the US dollar.

Mineral Interests
Mineral interest acquisition costs include cash consideration and the estimated fair value of common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when, and if, proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

Earnings (Loss) per Common Share
The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended February 29, 2012, and for the period January 20, 2010 (date of inception), through February 29, 2012, there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

Income Taxes
The Company adopted ASC Topic, “Accounting for Income Taxes” on inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Foreign Currency Translation
The Company’s functional and reporting currency is the United States dollar and where necessary the accounts of the Company’s foreign operations have been translated into United States dollars in accordance with ASC Topic “Foreign Currency Translation”. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ deficit.

Fair Value of Financial Instruments
ASC Topic disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Recent Accounting Pronouncements

In June 2009, ASC Topic “The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” was issued. This standard establishes the FASB Accounting Standards Codification(TM) (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Codification was effective in the second quarter of the year ending May 31, 2009, and accordingly, all subsequent public filings reference the Codification as the sole source of authoritative literature.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 became effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”. This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)” (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not expect the adoption of this ASU to have a material impact on our financial statements.

In May 2009, ASC Topic “Subsequent Events” was issued. It provides guidance to establish standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and was effective for interim and annual periods ending after June 15, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. Subsequent events were reviewed through the date of the audit report. See Note 8 for events occurring subsequent to February 28, 2010, through the date of the audit report.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements, financial condition or liquidity.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

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

ITEM 7A. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ending February 29, 2012, and February 28, 2011, and from inception on January 20, 2010 to February 29, 2012, immediately follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tiger Jiujiang Mining, Inc.

We have audited the accompanying balance sheets of Tiger Jiujiang Mining, Inc. (an exploration stage company) as of February 29, 2012, and February 28, 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended February 29, 2012, and February 28, 2011, and for the period from January 10, 2010 (date of inception), through February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tiger Jiujiang Mining, Inc. as of February 29, 2012, and February 28, 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended February 29, 2012, and for the period from January 10, 2010 (date of inception), through February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

Gruber & Company, LLC
Saint Louis, Missouri
May 29, 2012

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Balance Sheets

	February 29, 2012	February 28, 2011
	Audited	Audited

Assets

Current assets
Cash and cash equivalents	$262	3,138

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accrued expenses	5,200	3,185
Loan payable	4,070	0
Due to related party (Note 5)	20,000	5,000
Total current liabilities	29,270	8,185

Stockholders' equity (deficit)
Common stock, 400,000,000 shares authorized, par value $0.001, 6,500,000 shares issued and outstanding (Note 4)	6,500	6,500
Additional paid-in capital	13,500	13,500
Deficit accumulated during the exploration stage	(49,008)	(25,047)
Total stockholders' equity (deficit)	(29,008)	(5,047)

Total liabilities and stockholders' equity (deficit)	$262	3,138

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Operations

					For the period
					January 10, 2010
					(date of inception)
		Year ended		Year Ended	through
		February 29, 2012		February 28, 2011	February 29, 2012

Revenues	$	---	$	---	---

Expenses
Professional fees		6,878		11,710	21,788
Office / Administration expenses		6,304		1,837	8,141
Entertainment and public relations costs		2,853		2,877	5,730
Travel		1,569		497	2,066
Filing Fees		6,357		4,456	11,283

Total expenses		23,961		21,377	49,008

Net loss		$(23,961)		$(21,377)	(49,008)

Basic and diluted loss per common share		$(0.00)		$(0.00)

Weighted average number of common shares used in per share calculations		6,500,000		6,500,000

See accompanying notes to financial statements

Tiger Jiujiang Mining,  Inc.
(an Exploration Stage Company)
Statement of Changes in Stockholders'  Equity

							Deficit
							accumulated
	Common		Additional		Other		during the	Total
	shares	Common	paid-in		Comprehensive		exploration	stockholders'
	outstanding	stock	capital		Loss		stage	equity (deficit)

Common shares issued for cash	6,500,000	$6,500	$13,500	$	---	$	---	$20,000

Net loss for the year	---	---	---		---		(3,670)	(3,670)

Balance, February 28, 2010	6,500,000	$6,500	$13,500		$0		$(3,670)	$16,330

Net loss for the year	---	---	---		---		(21,377)	(21,377)

Balance, February 28, 2011	6,500,000	$6,500	$13,500		$0		$(25,047)	$(5,047)

Net loss for the year	---	---	---		---		(23,961)	(23,961)

Balance, February 29, 2012	6,500,000	$6,500	$13,500		$0		$(49,008)	$(29,008)

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Cash Flows

						For the period
						January 28, 2010
						(date of inception)
		Year ended		Year Ended		through
		February 29, 2012		February 28, 2011		February 29, 2012

Cash flows used for operating activities
Net loss		$(23,961)		$(21,377)		$(49,008)

Adjustments to reconcile net loss to net cash provided by operating activities:		0		0		0

Changes in operating assets and liabilities
Increase in accrued expenses		2,015		(535)		5,200

Cash flows used for operating activities		(21,946)		(21,912)		(43,808)

Cash flows from financing activities
Advance from a related party		15,000		5,000		20,000
Loan payable		4,070				4,070
Proceeds from issuance of common stock		0		0		20,000

Cash flows from financing activities		19,070		5,000		44,070

Increase in cash and cash equivalents		(2,876)		(16,912)		262

Cash and cash equivalents - Beginning of period		3,138		20,050		---

Cash and cash equivalents - End of period		$262		$3,138		$262

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities		---		---		---

See accompanying notes to financial statements

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012

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

The beneficial owner holds the right to the Tiger property which gives its or its designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward. In the event he were to grant another deed which is subsequently registered prior to the Company’s deed, the third party would obtain good title and the Company would have nothing.

Tiger is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards ASC Topic 915, Accounting and Reporting by Development Stage Enterprises. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from January 28, 2010 (date of inception), to February 29, 2012.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

Our financial statements at February 29, 2012, and for the period from January 28, 2010 (date of inception), to February 29, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $49,008 for the period from January 28, 2010 (date of inception), to February 29, 2012. It has not generated revenues, no revenues are anticipated until we begin removing and selling gold and there is no assurance that a commercially viable deposit exists on the mineral property that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans to support the Company in operation and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from the public offering, we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers, directors or others. If we require additional cash and can’t raise it, we will either have to suspend operations until the cash is raised, or cease business entirely.

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
FEBRUARY 29, 2012

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

As of February 29, 2012, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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
FEBRUARY 29, 2012

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $49,008 as of February 29, 2012, that will be offset against future taxable income. The available net operating loss carry forwards of approximately $49,008 expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period January 28, 2010 (date of inception), through February 29, 2012, there were no potential dilutive securities.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment” We will recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. Tiger did not grant any new employee options and no options were cancelled or exercised during the period January 28, 2010 (date of inception), through February 29, 2012. As of February 29, 2012, there were no options outstanding.

Business segments

ASC Topic 280 “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company has evaluated the requirements of ASC Topic 280, and has determined that it is not applicable.

Start-up expenses

The Company has adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our formation have been included in our general and administrative expenses for the period from January 28, 2010 (date of inception), through February 29, 2012.

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
FEBRUARY 29, 2012

Note 3 – Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-11, an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-8an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the twostep goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05 an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. We elected not to early adopt. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the guidance to have a material impact on our financial statements when implemented.

There are no other new accounting pronouncements adopted or enacted during the twelve months ended December 31, 2011 that had, or are expected to have, a material impact on our financial statements.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012

Note 4 – Common stock transactions

Activity for the period January 28, 2010 (date of inception), to February 28, 2010

On January 31, 2010, the Company issued 5,000,000 shares of common stock under Section 4(2) of the Securities Act at a price of $0.001 per share to it’s founder for $5,000 in cash.

On February 28, 2010, the Company issued 1,500,000 shares of common stock under Regulation S, Rule 903 of the Securities Act at a price of $0.01 per share to a total of 5 placees for total proceeds of $15,000.

Activity for the period March 1, 2010, to February 28, 2011

No shares were issued during the period.

Activity for the period March 1, 2011, to February 29, 2012

No shares were issued during the period.

Note 5 – Related party transactions

The Company issued a total of 5,000,000 shares of its restricted common stock to its director for $5,000 ($0.001 per share) as founder shares. (Note 4).

A director and senior officer of the Company has advanced $20,000 by way of non-interest bearing loans with no fixed terms of repayment. It is expected that the loans will be repaid out of excess proceeds of the Company’s initial public offering only after all the stated use of proceeds have been satisfied.

Note 6 – Commitments

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
FEBRUARY 29, 2012

Note 6 – Commitments (continued)

(c)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2015, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

Note 7. – Certain significant risks and uncertainties

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

Note 8 – Effective Date of Registration

On October 26, 2011, we filed an amended S-1 registration statement which became effective on December 8, 2011, for the sale of a minimum of 1,000,000 and a maximum of 2,000,000 shares of common stock at a price of $0.05 per share and the resale of up to 1,500,000 previously issued shares. The Company has completed the offering with 2,000,000 shares being sold under the registration statement and initial public offering to 35 investors. The shares had not been issued as of the date of this report. As of the date of this report, Tiger has 8,500,000 shares issued and outstanding as held by 41 shareholders.

Note 9 – Subsequent Events

There are no subsequent events reportable as of the date of this report.

ITEM 9. CHANGES IN and DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

ITEM 9A(T). CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer and treasurer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of February 29, 2012, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief financial and chief executive officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended February 29, 2012, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of February 29, 2012, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of February 29, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2012, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The following individuals were serving as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successor(s) have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held	Age	Date First Elected
Chang Ya-Ping	Chief Executive Officer Chief Operating Officer Chief Financial Officer Director	47	January 20, 2010

Ms. Chang Ya-Ping, who has held her office/position since January 28, 2010. None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Ms. Chang, spent approximately 10% of his time (approximately 6 hours per week) on the affairs of Tiger. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chang Ya-Ping: Ms. Chang is a director and serves as President and is a private businesswoman. She is the former owner of a successful chain of restaurants in Taiwan and mainland China and holds the Chinese equivalency of a Master of Business Administration from Tajen University in Taiwan having spent ten years as a banking executive with First National Trust of Taiwan. She is currently involved in real estate investments and has been a private investor in various start-up companies in Taiwan, China and Southeast Asian countries for the past five years. This is her first undertaking as a director of a non-private corporation.

Ms. Chang has been a private investor for the past five years and has not been employed by any entity during that period. She graduated from Tajen University in 1986 with her MBA and commenced working for First National Trust of Taiwan in 1986 as a Branch Manager rising to the post of Executive Vice President leaving the corporation for private enterprise in 1996. From 1996 to 2002 she was the owner of a chain of 18 dim sum restaurants in Taiwan operating under the name Golden Dragon. In late 2002 she went into the real estate market acquiring a number of commercial income properties and remains in that business to this day under the name Chung Sho Holdings Corporation, a private Taiwanese corporation. She has been an ‘angel’ investor since 2004 and has been an investor in a number of smaller private gold mining projects in Taiwan and China. In addition, she also manages the Chang family trust and has done so since 1991.

As a result of her personal and banking contacts, Ms. Chang has made many contacts in the mining industry in the last six years and it is through these contacts that she came across the opportunity presented and decided to become founder and a promoter of the Corporation.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

  a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;
  being subject to any order, judgement or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 29, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

Name	Number of	Number of Transactions	Failure to File
	Late Reports	Not Reported on a	Required
		Timely Basis	Forms
Chang Ya-Ping	2(1)	2(1)	2

(1) Chang Ya-Ping failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities and failed to file a Form 5 – Annual Statement of Changes in Beneficial Ownership.

Code of Ethics

Our board of directors on February 22, 2010, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. Our Code of Business Conduct and Ethics Program was filed as an exhibit to our Form SB-2 filed with the SEC on October 26, 2011. A copy will be sent without charge to anyone requesting a copy by contacting us at our principal office by letter or e-mail.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an ‘audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Web Site

Tiger maintains its Web site at “tigerjiujiangmining.com” and has an e-mail address at “tigerjiujiangmining@gmail.com”.

ITEM 11. EXECUTIVE COMPENSATION

(a) General

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended February 29, 2012, February 29, 2011, and 2010; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 29, 2012, February 28, 2011, and 2010.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

Name and Principal Position	Fiscal Year End Feb. 28 or 29	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (5)	Total Compen- sation
Chang Ya- Ping – President & Director	2012	$0	$0	$0	Nil	$0	$0
Chang Ya- Ping – President & Director	2011	$0	$0	$0	Nil	$0	$0
Chang Ya- Ping – President & Director	2010	$0	$0	$0	Nil	$0	$0

Ms. Chang, our senior officer and director, has received no compensation for his time or services rendered to Tiger and there are no plans to compensate her in the near future, unless and until we begin to realize revenues and become profitable in our business. The fair market value of the 5,000,000 shares of Tiger issued to Ms. Chang in January, 2010 for cash consideration of $5,000 did not exceed the $0.001 per share that he paid for the shares.

(c) Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favour of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(d) Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(e) Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

(f) Compensation of Directors

The members of the Board of Directors are not compensated by Tiger for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

(g) Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by Tiger, with respect to the officers, directors, employees or consultants of Tiger that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

(h) Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

(i) Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT and RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

	Name and Address of Beneficial	Amount & Nature of	Percentage
Title of Class	Owner [1] [2] [4]	Beneficial Ownership [3]	of Class
common stock	Chang Ya-Ping 6th Fl, No.81 Meishu East 6 Rd. Kaohsiung, Taiwan 804	5,000,000 Beneficial Owner	58.8%

[1]

The person named above may be deemed to be a “parent” and “promoter” of Tiger, within the meaning of such terms under the Act by virtue of his direct and indirect stock holdings. Ms. Chang is the only “promoter” of Tiger Jiujiang Mining, Inc.

[2]

The person named above does not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

[3]	As of February 29, 2012, and the date of this report.

[4]

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of the date of this report, there were 8,500,000 shares of our common stock issued and outstanding as compared to 6,500,000 shares of common stock that were issued and outstanding on February 29, 2012. The difference represents 2,000,000 shares of common stock sold under our prospectus dated December 8, 2010 and sold subsequent to the end of the last completed fiscal year which ended on February 29, 2012.

(b) Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with Tiger. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

	Name and Address of Beneficial Owner [1] [3]	Amount & Nature of	Percentage
Title of Class		Beneficial Ownership [2]	of Class
common stock	Chang Ya-Ping 6th Fl, No.81 Meishu East 6 Rd. Kaohsiung, Taiwan 804 Director and officer since January 20, 2010	5,000,000	58.8%

[1]	As of February 29, 2012, and the date of this report.

[2]

Common shares beneficially owned, directly or indirectly, or over which control or direction is exercised, as at the date hereof based upon information furnished to Tiger by individual directors and officers. All such shares are held directly.

[3]

The person named above does not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

The directors, officers and other members of management of Tiger, as a group beneficially own, directly or indirectly, 5,000,000 of our common shares, representing 58.8% of the total issued and outstanding securities of Tiger as of February 29, 2012, and the date of this report

There are no outstanding stock options.

(c) Equity Compensation Plans

We do not have a stock option plan in favour of any director, officer, consultant or employee of our company.

(d) Changes in Control

We do not anticipate at this time any changes in control of Tiger. There are no arrangements either in place or contemplated which may result in a change of control of Tiger. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

ITEM 13. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR
INEPSENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended on February 28, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVIVES

The aggregate fees billed for the most recently completed fiscal year ended February 29, 2012, and for fiscal year ended February 28, 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 29,	February 28,
	2012	2011
Audit Fees	$6,000	$6,000
Audit Related Fees	NIL	NIL
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$6,000	$5,000

Audit Fees: The aggregate fees billed for the fiscal year ended February 29, 2012, for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our quarterly statements were approximately $6,000 as compared to $6,000 for the similar period of the preceding fiscal year and for the period from inception on January 20, 2010, to February 29, 2012, the amount was approximately $12,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ending on February 28, 2011, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on January 20, 2010, to February 29, 2012, the amount was $0.

Tax Fees: The aggregate fees billed for the fiscal years ended February 29, 2012, and February 28, 2011 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on January 20, 2010, to February 29, 2012, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended February 29, 2012, and February 28, 2011 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on January 20, 2010, to February 29, 2012, the amount was approximately $0.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this report.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

(1)	Registration Statements
1.1

S-1 Offering Statement dated October 26, 2011, including audited financial statements for the fiscal year ended February 28, 2011 (incorporated by reference from our registration statement on Form S-1 filed on October 26, 2011

(2)	General
3.1 *	Articles of Incorporation of Tiger Jiujiang Mining, Inc.
3.2 *	Bylaws of Tiger Jiujiang Mining, Inc.
4.1 *	Specimen Stock Certificate
5.1**	Opinion of Jeffrey Nichols Attorney and Counselor At Law, regarding the legality of the securities being registered in this registration statement.
10.1 *	Option To Purchase And Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company
10.2 ****	Amendment to Option to Purchase and Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company dated May 2, 2011
23.1

Consent of Gruber & Company, LLC, regarding the use in this registration statement of their report of the auditors and financial statements of Tiger Jiujiang Mining, Inc. for the period ending February 28, 2011

23.2 *	Consent of Poon Man Sin, Senior Engineer, to the use in this registration statement of his Report of Ores Exploration on the Tiger Gold Property
23.3 *

Consent of Zhao Cheng, Senior Officer and Director of Jiangxi Geological and Engineering Company to the use in this registration statement of their Report of Ores Exploration on the Tiger Gold Property

23.4 *	Consent of Sun Yuen Chun, Senior Officer of Kiukiang Gold Mining Company to the use in this registration statement of the Report of Ores Exploration on the Tiger Gold Property
99.1 *	Subscription Agreement
99.2 *	Code of Business Conduct and Ethics and Compliance Program
99.3 *	Property Map
99.4 ***	Mining Permit issued to Kiukiang Gold Mining Company to explore Tiger property

(31)	Section 302 Certification
31.1 *	Section 302 Certification - Certification of Chang Ya-Ping as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Section 302 Certification - Certification of Chang Ya-Ping as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1 *	Section 906 Certification - Certification of Chang Ya-Ping as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Section 906 Certification - Certification of Chang Ya-Ping as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  Incorporated by reference to S-1 Registration Statement filed on May 14, 2010
  ** Incorporated by reference to S-1/A registration statement filed on September 8, 2010
  *** Incorporated by reference to S-1/A registration statement filed on January 26, 2011
  **** Incorporated by reference to S-1/A registration statement filed on June 13, 2011
  * Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER JIUJIANG MINING, INC.
(Registrant)

By:	/s/ “Chang Ya-Ping”

Chang Ya-Ping, President, Secretary, Treasurer and Director (Principal
Executive Officer, Chief Executive Officer, Principal Financial Officer and
Chief Financial Officer)

Date: May 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Chang Ya-Ping”

Chang Ya-Ping, President, Secretary, Treasurer and Director (Principal
Executive Officer, Chief Executive Officer, Principal Financial Officer and
Chief Financial Officer)

Date: May 29, 2011