Form 10-Q
period 2012-05-31
TIGER JIUJIANG MINING, INC.
filed 2012-07-13
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended MAY 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,500,000 shares of Common Stock as of the date of this periodic report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $125,000 based on the selling price of the shares of the Corporation in its latest registration statement. We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format.
Yes [   ]     No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Balance Sheets
May 31, 2012

	May 31, 2012	May 31, 2011	February 29, 2012
	(Unaudited)	(Unaudited)	(Audited)

Assets

Current assets
Exploration Advance	$20,000	0	$0
Cash and cash equivalents	220	644	262
	$20,220	$644	$262

Liabilities and Stockholders' Deficit

Current liabilities
Accrued expenses	16,478	4,668	5,200
Due to non-related party	29,070	0	4,070
Due to related party	15,000	5,000	20,000
Total current liabilities	60,548	9,668	29,270

Stockholders' equity
Common stock, 400,000,000 shares authorized, par value $.001, 6,500,000 shares issued and outstanding	6,500	6,500	6,500
Additional paid-in capital	13,500	13,500	13,500
Deficit accumulated during the exploration stage	(60,328)	(29,024)	(49,008)
Total stockholders' equity	(40,328)	(9,024)	(29,008)

Total liabilities and stockholders' equity	$20,220	$644	$262

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Operations

						For the period
						January 28, 2010
		For the three		For the three		(date of inception)
		months ended		months ended		through
		May 31, 2012		May 31, 2011		May 31, 2012

Revenues	$	---	$	---	$	---

Expenses
Consulting & professional fees		1,324		1,191		23,112
Office expenses		2,627		2,061		10,768
PR, entertainment and meal costs		2,769		0		8,499
Filing fees		3,038		725		14,321
Travel		1,562		0		3,628

Total expenses		11,320		3,977		60,328

Net loss		$(11,320)		$(3,977)		$(60,328)

Basic and diluted loss per common share		$(0.00)		$(0.00)	$

Weighted average number of common shares used in per share calculations		6,500,000		6,004,032

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity

							Deficit
							accumulated
	Common		Additional		Other		during the	Total
	shares	Common	paid-in		Comprehensive		exploration	stockholders'
	outstanding	stock	capital		Loss		stage	equity

Common shares issued for cash	6,500,000	$6,500	$13,500	$	---	$	---	$20,000

Net loss for the year	---	---	---		---		(3,670)	(3,670)

Balance, February 28, 2010	6,500,000	$6,500	$13,500		$0		$(3,670)	$16,330

Net loss for the year 2011	---	---	---		---		(21,377)	(21,377)

Balance, February 28, 2011	6,500,000	$6,500	$13,500		$0		$(25,047)	$(5,047)

Net loss for the year 2012	---	---	---		---		(23,961)	(23,961)

Balance, February 28, 2012	6,500,000	$6,500	$13,500		$0		$(49,008)	$(29,008)

Net loss for the quarter ended May 31, 2011	---	---	---		---		(11,320)	(11,320)

Balance, May 31, 2011	13,000,000	$13,000	$27,000		$0		$(60,328)	$(40,328)

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Cash Flows

						For the period
						January 28, 2010
		For the three		For the three		(date of inception)
		months ended		months ended		through
		May 31, 2012		May 31, 2011		May 31, 2012

Cash flows used for operating activities
Net loss		$(11,320)		$(3,977)		$(60,328)

Adjustments to reconcile net loss to net cash provided by operating activities:		0		0		0

Changes in operating assets and liabilities
Increase (decrease) in accrued expenses		11,278		1,483		16,478

Cash flows used for operating activities		(42)		(2,494)		(43,850)

Cash flows from financing activities
Advance from a related party		0		0		15,000
Advance from a non-related party		20,000		0		29,070
Proceeds from issuance of common stock		0		0		20,000

Cash flows from financing activities		20,000		0		64,070

Cash flows from investing activities
Exploration advance		(20,000)				(20,000)

Cash flows from investing activities		(20,000)		0		(20,000)

Increase in cash and cash equivalents		(42)		(2,494)		220

Cash and cash equivalents - Beginning of period		262		3,138		---

Cash and cash equivalents - End of period		$220		$644		$220

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities		---		---		---

See accompanying notes to financial statements

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012

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

Tiger is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards ASC Topic 915, Accounting and Reporting by Development Stage Enterprises. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from January 28, 2010 (date of inception), to May 31, 2012.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

Our financial statements at May 31, 2012, and for the period from January 28, 2010 (date of inception), to May 31, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $60,328 for the period from January 28, 2010 (date of inception), to May 31, 2012. It has not generated revenues, no revenues are anticipated until we begin removing and selling gold and there is no assurance that a commercially viable deposit exists on the mineral property that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
MAY 31, 2012

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

As of May 31, 2012, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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
MAY 31, 2012

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $60,328 as of May 31, 2012, that will be offset against future taxable income. The available net operating loss carry forwards of approximately $60,328 expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period January 28, 2010 (date of inception), through May 31, 2012, there were no potential dilutive securities.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment” We will recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. Tiger did not grant any new employee options and no options were cancelled or exercised during the period January 28, 2010 (date of inception), through May 31, 2012. As of May 31, 2012, there were no options outstanding.

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

Start-up expenses

The Company has adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our formation have been included in our general and administrative expenses for the period from January 28, 2010 (date of inception), through May 31, 2012.

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
MAY 31, 2012

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
MAY 31, 2012

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

Activity for the period March 1, 2011, to May 31, 2012

No shares were issued during the period.

Activity for the period March 1, 2012, to May 31, 2012

No shares were issued during the period.

Note 5 – Related party transactions

The Company issued a total of 5,000,000 shares of its restricted common stock to its director for $5,000 ($0.001 per share) as founder shares. (Note 4).

A director and senior officer of the Company has advanced $15,000 by way of non-interest bearing loans with no fixed terms of repayment. It is expected that the loans will be repaid out of excess proceeds of the Company’s initial public offering only after all the stated use of proceeds have been satisfied.

Note 6 – Commitments

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2012 ($20,000 paid or advanced to Kiukiang on May 31, 2012);
(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2013;
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

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012

Note 6 – Commitments (continued)

Further, the Agreement and the Option will terminate:

(a)	on May 31, 2012 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a minimum of US $20,000 on the Property (funds advanced May 31, 2012);
(b)	on May 31, 2013 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property;
(c)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2015, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING MAY 31, 2012, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 29, 2012.

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

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2012 (advanced on May 31, 2012);
(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2013;
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

Further, the Agreement and the Option will terminate:

(a)	on May 31, 2012 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a minimum of US $20,000 on the Property (advanced on May 31, 2012);
(b)	on May 31, 2013 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property;
(c)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2015, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

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

The reader of this periodic report is directed to our Form S-1 Registration Statement, dated October 26, 2011 and effective on December 8, 2011, for further discussion of the property, mineral exploration in China, maps, geology and other background information on the optioned property.

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

We anticipate that our portion of the phase I planned geological exploration program will cost $20,000 (which is 50% of the totally budgeted cost of $40,000) and is a reflection of local costs for the specified type of work. Phase I may require up to six weeks for the base work and an additional three to four months for analysis, evaluation of the work completed and the preparation of a report. Costs for phase I are made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. We advanced our portion of the required funding of the first phase to Kiukiang on May 31, 2012 and are currently awaiting the commencement of the work – the engineering firm we have contracted with to complete the work is busy until sometime in early August at which time we expect the work to commence. We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising. No agreements to retain such an engineer or geoscientist have been entered into as of the date of this registration statement. We had $220 in cash reserves as of May 31, 2012 but paid the $20,000 in our portion of the costs through an advance from a non-related party.

During the quarter under review we completed the sale of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012. At the end of the quarter, the funds were being held in trust by our attorney pending the clearance of the individual subscriptions. On June 14, 2012, $100,000 was forwarded to Tiger by our attorney and the offering was closed.

Phase II will not be carried out until late 2012 or 2013 and will be contingent upon favourable results from phase I and specific recommendations of a professional geoscientist based on those results. Favourable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by completing the next phase of exploration, makes a written recommendation that we proceed to the next phase of exploration, a resolution is approved by the Board indicating such work should proceed and that it is feasible to finance the next phase of the exploration. Phase II will be directed towards additional trenching on selected areas and further diamond drilling and may require up to six weeks work; total costs will be approximately $100,000, with Tiger’s portion being $50,000, comprised of wages, fees, trenching, diamond drilling, assays and related. The cost estimate is based on local costs for the specified type of efforts planned. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report.

Employees

Our only employee will be Chang Ya-Ping, our senior officer and sole director. We intend to hire geologists, engineers and other subcontractors on an as needed basis. Initially, we intend to use the services of subcontractors for manual labor exploration work and an engineer or geoscientist to manage the exploration program. We and Kiukiang have retained Jiangxi Geological And Engineering Company of Ruichang City, Jiangxi, People’s Republic of China as geoscientists for the completion of phase I of the two-phase exploration program. We have also retained Mr. Poon Man Sin as the senior on-site geological consultant. It is our intention to also retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program, to author a report to American standards for future capital raising and to render independent recommendations as to future work.

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

Results of Operations

Tiger was incorporated on January 28, 2010; comparative periods for the three month periods ended May 31, 2012, May 31, 2011, and January 28, 2010 (inception), through May 31, 2012, are presented in the following discussion.

Since inception, we have used our common stock and advances from our director and a non-related party to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 28, 2010, to May 31, 2012, was $64,070 ($20,000 as a result of proceeds received from sales of our common stock, $15,000 as an advance from an officer and $29,070 in advances from a non-related party.

The Corporation did not generate any revenues from operations for the quarter ended May 31, 2012. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended May 31, 2012,was $0 and $0 for the same period in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the quarters ended May 31, 2012, was $0 (nil) and $0 (nil) for the similar quarter in 2011; $64,070 was received for the period from inception on January 28, 2010, through to and including May 31, 2012. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

	Three mo.	Three mo.	Jan 28, 2010
	ended	ended	(inception)
	May 31,	May 31,	through
	2012	2011	May 31 2012
Expense Item
Consulting & professional fees	1,324	1,191	23,112
Office expenses	2,627	2,061	10,768
PR, entertainment and meal costs	2,769	0	8,499
Filing fees	3,038	725	14,321
Travel	1,562	0	3,628

Total expenses	11,320	3,977	60,328

SUMMARY – Total expenses for the quarter ended May 31, 2012, amounted to $11,320 while $3,977 was spent in the similar period ended May 31, 2011. A total of $60,328 in expenses has been incurred since inception on January 28, 2010, through May 31, 2012. Costs for the current quarter were higher than in the previous similar period as a result of the completion of the offering under our registration statement filed on Form S-1 during the quarter under discussion. We were successful in fully completing the offering of 2,000,000 shares at a price of $0.05 per common share to 37 subscribers. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY EXPLORATION COSTS: No mineral property exploration costs were incurred in the quarters ended May 31, 2012, and May 31, 2011. From January 28, 2010 (inception), through May 31, 2012, we have spent $0 (nil) on mineral exploration expenses. At the end of the quarter, on May 31, 2012, we advanced $20,000 to Kiukiang for the cost associated with the first phase of the planned exploration program. These costs will vary depending on our direct exploration efforts and none are expected to be incurred until mid to late 2012.

CONSULTING AND PROFESSIONAL FEES: $1,324 in consulting and professional fees were incurred for the quarter ended May 31, 2012, while $1,191 was spent in the similar period ended May 31, 2011. From inception on January 28, 2010 to May 31, 2012, we have incurred $23,122 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal and accounting activities of the Corporation.

OFFICE EXPENSES: $2,627 was expended on the office for the quarter ended May 31, 2012, while $2,061 was spent in the similar period ended May 31, 2011. From January 28, 2010 (inception), through May 31, 2012, a total of $10,768 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

PUBLIC RELATIONS, ENTERTAINMENT AND MEAL EXPENSES: $2,769 in public relations, entertainment or meal expenses were incurred for the quarter ended May 31, 2012 while $0 (nil) was expended in the similar period last year. For the period January 28, 2010 (inception), through May 31, 2012, a total of $8,499 has been spent on this category.

FILING FEES: $3,038 in filing fee expenses were incurred for the quarter ended May 31, 2012, and $725 was spent in the quarter ended May 31, 2011. For the period January 28, 2010 (inception), through May 31, 2012, Tiger has spent $14,321 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

TRAVEL EXPENSES: We spent $1,562 in travel expenses and related costs during the first quarter and $0 (nil) in the similar period in 2009. From January 28, 2010 (inception), through May 31, 2012, we have spent $3,628 on transfer agent expenses.

COMPENSATION: No compensation costs were incurred for the quarters or nine month periods ended May 31, 2012, or May 31, 2011, and no compensation costs have been incurred since inception.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarters ended May 31, 2012 and May 31, 2011. From January 28, 2010 (inception), through May 31, 2012, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended May 31, 2012, $42 in net cash was used and for the similar period ended on May 31, 2011, the amount was $2,494. We have used $43,850 in net cash from inception on January 28, 2010, to May 31, 2012.

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

Plan of Operation

Tiger believes it can satisfy its cash requirements through the fiscal year end of February 28, 2013, from the proceeds of $100,000 from our registration statement offering received during June, 2012, which became effective on December 8, 2011. As of May 31, 2012, we had a deficit of $40,328 in working capital.

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

Our plan of operation for the period through February 28, 2013, is:

Tiger will maintain its business and will remain compliant with regulatory requirements.

Commencing no later than August 31, 2012, phase I of the work program will establish a grid, complete general prospecting and geological mapping of the property, complete 1,000 cubic meters of trenching, diamond drill 500 meters as well as provide a report on the work accomplished with specific recommendations for the future at a total cost to Tiger of $20,000 (50% of the projected $40,000 expenditure). Specifically:

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

February 1, 2013, or approximately five months after the phase I work has been commenced – we expect to have the report on phase I of the exploration program in hand and will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are estimated at $50,000 ($100,000 being the total budget and currently planned cost of phase II). If the report advises abandoning the property as having little or no value, we will terminate the option and cease functioning. Various options will be reviewed as to funding – public financing, private funding, loans or possible joint venture opportunities. Each of these will have to be evaluated for merit, cost and the most favourable basis for Tiger and its shareholders. This process will require from four to eight weeks to complete. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to make his own recommendations independent of the Kiukiang report.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012 – 2013. Management projects that we will require a total of up to $150,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration program	20,000
Working Capital	30,000

Total	$100,000

As at May 31, 2012, we had a working capital deficit of $40,328. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on May 31, 2012, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and advances from our officer to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 28, 2010, to May 31, 2012, was $64,070 as a result of gross proceeds received from sales of our common stock of $20,000 (less offering costs), $15,000 as an advance from our officer and director and $29,070 as an advance by a non-related party. We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2010 for cash consideration of $5,000. We issued 1,500,000 shares of common stock through a Rule 903, Regulation S offering in February, 2010 for cash consideration of $1,500 to a total of 5 placees. Subsequent to the end of the quarter under discussion, we completed the sale of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012. At the end of the quarter, the funds were being held in trust by our attorney pending the clearance of the individual subscriptions. On June 14, 2012, $100,000 was forwarded to Tiger by our attorney and the offering was closed.

As of May 31, 2012, our total assets, consisting entirely of cash, amounted to $220 and an exploration advance made through the receipt of an advance from a no-related party of $20,000 and total liabilities were $60,548. Working capital stood at negative $40,328.

For the three months ended May 31, 2012, the net loss was $11,320 ($0.00 per share) as compared to a loss of $3,977 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 6,500,000 common shares outstanding at May 31, 2012, and at May 31, 2011. The net loss from inception to May 31, 2012, is $60,328.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended May 31, 2012. Although inflation is moderately higher than it was during 2011-2012, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended May 31, 2012, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

During the quarter under review we completed the sale of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012. At the end of the quarter, the funds were being held in trust by our attorney pending the clearance of the individual subscriptions. On June 14, 2012, $100,000 was forwarded to Tiger by our attorney and the offering was closed.

Tiger had 6,500,000 shares of common stock issued and outstanding as of May, 31, 2012, and as of the date of this periodic report there were 8,500,000 common shares outstanding. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 28, 2010, to May 31, 2012, was $64,070 as a result of proceeds received from sales of our common stock ($20,000), an advance from an officer and director ($15,000) and an advance by a non-related party ($29,070). During that same period, the following indicates how the proceeds have been spent to date:

Consulting & professional fees	$23,112
Office expenses	10,768
PR, entertainment and meal costs	8,499
Filing fees	14,321
Travel	3,628

Total Use of Proceeds to May 31, 2012	$60,328

Common Stock

During the quarter ended May 31, 2012, no shares of common stock were issued. At the end of the quarter on May 31, 2012, there were 6,500,000 shares of common stock issued and outstanding. During the quarter under review we completed the sale of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012. At the end of the quarter, the funds were being held in trust by our attorney pending the clearance of the individual subscriptions. On June 14, 2012, $100,000 was forwarded to Tiger by our attorney and the offering was closed.As of the date of this periodic report, there were 8,500,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending May 31, 2012.

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

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended May 31, 2012: NONE

Subsequent Events

•	June 8, 2012 - Appointment of Certain Officers and Directors; Departure of Certain Officers and Directors
On June 8, 2012, we appointed Michael Forster as a director of the Corporation. As of the date of this periodic report, our Board of Directors is comprised of Ms. Chang Ya-Ping and Mr. Michael Forster.

Michael Forster - Director
Mr. Forster founded the Company Power-Save Energy and has been its Principal Executive Officer since September, 2006. He served as the President of the Company from September, 2006 to January, 2009 and its Principal Accounting Officer and Principal Financial Officer until January, 2009. Prior to working for the Company, Mr. Forster served as a Director and President of Tabatha V Inc. since October, 2005. He is an experienced entrepreneur in all facets of business. He has organized and executed the start-up of companies, worked under contract in both the private and public company sectors to affect corporate and financial restructuring, and held senior management level positions at a Fortune 500 company. He currently serves as Director of Biopack Environmental Solutions, Inc. (since April 29, 2008). Mr. Forster holds a Bachelor of Science Degree in Aeronautical Engineering from California Polytechnic State University.

During the quarter under review we completed the sale of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012. At the end of the quarter, the funds were being held in trust by our attorney pending the clearance of the individual subscriptions. On June 14, 2012, $100,000 was forwarded to Tiger by our attorney and the offering was closed.

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

Tiger Jiujiang Mining, Inc.
(Registrant)

Date:	July 13, 2012

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors

BY:	/s/ Michael Forster

MICHEAL FORSTER, a Member of the Board of Directors