Form 10-Q
period 2012-08-31
TIGER JIUJIANG MINING, INC.
filed 2012-10-12
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended AUGUST 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to _______

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

The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $425,000 based on the selling price of the shares of the Corporation in its latest registration statement. We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format.
Yes [   ]     No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Balance Sheets
August 31, 2012

	August 31, 2012	August 31, 2011	February 28, 2012
	(Unaudited)	(Unaudited)	Audited)

Assets

Current assets
Accounts receivable	$5,224	$0	$0
Cash and cash equivalents	4,736	5,473	262
Total Assets	9,960	$5,473	$262

Liabilities and Stockholders' Deficit

Current liabilities
Accrued expenses	1,500	0	0
Accounts payable	0	1,150	5,200
Loan payable	0	0	4,070
Due to related party (Note 5)	0	15,000	20,000
Total current liabilities	1,500	16,150	29,270

Stockholders' equity
Common stock, 400,000,000 shares authorized,
par value $.001, 8,500,000 shares issued and
outstanding (Note 4)	8,500	6,500	6,500
Additional paid-in capital	111,500	13,500	13,500
Deficit accumulated during the exploration stage	(111,540)	(30,677)	(49,008)
Total stockholders' equity	8,460	(10,677)	(29,008)

Total liabilities and stockholders' equity	$9,960	$5,473	$262

Note 2 - Basis of Presentation and Going Concern

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Operations

										Unaudited
										For the period
		Unaudited		Unaudited		Unaudited		Unaudited		January 28, 2010
		For the		Fo rthe		Fo rthe		For the		(date of inception)
		three months ended		three month sended		six months ended		six month sended		through
		August 31, 2012		August 31, 2011		August 31, 2012		August 31, 2011		August 31, 2012

Revenues	$		$		$		$		$

Expenses
Property mineral exploration		20,000		0		20,000		0		20,000
Consulting & professional fees		20,000		1,222		20,000		2,413		41,788
Office & administrative expenses		6,949		32		10,899		2,093		19,040
PR, entertainment and meal costs		1,182		0		3,951		0		9,681
Filing fees		2,861		399		5,899		1,124		17,182
Travel		220		0		1,783		0		3,849

Total expenses		51,212		1,653		62,532		5,630		111,540

Net loss		$(51,212)		$(1,653)		$(62,532)		$(5,630)		$(111,540)

Basic and diluted loss per common share		$(0.01)		$(0.00)		$(0.01)		$0.00

Weighted average number of common shares used in per share calculations		8,173,913		6,500,000		7,336,956		6,500,000

See accompanying notes to financial statements

F 2

TigerJiujiang Mining, Inc.
(an Exploration Stage Company)
Statement of Changes in Stockholders'  Equity

							Deficit
							accumulated
	Common		Additional		Other		duringthe	Total
	shares	Common	paid in		Comprehensive		exploration	stockholders'
	outstanding	stock	capital		Loss		stage	equity

Common shares issued for cash	6,500,000	$6,500	$13,500	$		$		$20,000

Net loss for the year	-	-	-		-		(3,670)	(3,670)

Balance, February 28, 2010	6,500,000	$6,500	$13,500		$0		$(3,670)	$16,330

Net loss for the year	-	-	-		-		(21,377)	(21,377)

Balance, February 28, 2011	6,500,000	$6,500	$13,500		$0		$(25,047)	$(5,047)

Net loss for the year	-	-	-		-		(23,961)	(23,961)

Balance, February 28, 2011	6,500,000	$6,500	$13,500		$0		$(49,008)	$(29,008)

Common shares issued for cash	2,000,000	2,000	98,000					100,000

Net loss for the six months ended August 31, 2012	-	-	-		-		(62,532)	(62,532)

Balance, August 31, 2012	8,500,000	$8,500	$111,500		$0		$(111,540)	$8,460

See accompanying notes to financial statements

F 3

TigerJiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Cash Flows

										Unaudited
										For the period
		Unaudited		Unaudited		Unaudited		Unaudited		January 28, 2010
		For the		For the		For the		For the		(date of inception)
		three months ended		three months ended		six months ended		six months ended		through
		August 31, 2012		August 31, 2011		August 31, 2012		August 31, 2011		August 31, 2012

Cash flows used for operating activities
Net loss		$(51,212)		$(1,653)		$(62,532)		$(5,630)		$(111,540)
Adjustments to reconcile net loss to net cash provided by operating activities:		0		0		0		0		0

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable		(5,224)		0		(5,224)		0		(5,224)
Due to a related party		(20,000)		0		(20,000)		0		0
Increase (decrease) in accrued expenses		(14,978)		(3,518)		(3,700)		(2,035)		1,500

Cash flows used for operating activities		(91,414)		(5,171)		(91,456)		(7,665)		(115,264)

Cash flows from financing activities
Advance from a related party		20,000		10,000		20,000		10,000		20,000
Repayment of loans payable		(24,070)		0		(24,070)		0		(20,000)
Proceeds from issuance of common stock		100,000		0		100,000		0		120,000

Cash flows from financing activities		95,930		10,000		95,930		10,000		120,000

Increase (decrease) in cash and cash equivalents		4,516		4,829		4,474		2,335		4,736

Cash and cash equivalents Beginningo f period		220		644		262		3,138

Cash and cash equivalents End of period		$4,736		$5,473		$4,736		$5,473		$4,736

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---	$	---	$	---
Income taxes paid		---		---		---		---		---

Non cash financing activities		---		---		---		---		---

See accompanying notes to financial statements

F 4

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012

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

Tiger is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards ASC Topic 915, Accounting and Reporting by Development Stage Enterprises. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from January 28, 2010 (date of inception), to August 31, 2012.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

Our financial statements at August 31, 2012, and for the period from January 28, 2010 (date of inception), to August 31, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $111,540 for the period from January 28, 2010 (date of inception), to August 31, 2012. It has not generated revenues, no revenues are anticipated until we begin removing and selling gold and there is no assurance that a commercially viable deposit exists on the mineral property that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
AUGUST 31, 2012

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

As of August 31, 2012, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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
AUGUST 31, 2012

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $111,540 as of August 31, 2012, that will be offset against future taxable income. The available net operating loss carry forwards of approximately $111,540 expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period January 28, 2010 (date of inception), through August 31, 2012, there were no potential dilutive securities.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment” We will recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. Tiger did not grant any new employee options and no options were cancelled or exercised during the period January 28, 2010 (date of inception), through August 31, 2012. As of August 31, 2012, there were no options outstanding.

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

Start-up expenses

The Company has adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our formation have been included in our general and administrative expenses for the period from January 28, 2010 (date of inception), through August 31, 2012.

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
AUGUST 31, 2012

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

There are no other new accounting pronouncements adopted or enacted during the twelve months ended August 31, 2011 that had, or are expected to have, a material impact on our financial statements.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012

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

Activity for the period March 1, 2012, to August 31, 2012

On June 15, 2012, the Company issued 2,000,000 shares of common stock at a price of $0.05 per share under an S-1 registration statement dated October 26, 2011, which became effective on December 8, 2011 and for which subscriptions were received in April and May, 2012. As of the date of this report there are 8,500,000 shares issued and outstanding.

Note 5 – Related party transactions

The Company issued a total of 5,000,000 shares of its restricted common stock to its director for $5,000 ($0.001 per share) as founder shares. (Note 4).

A director and senior officer of the Company has previously advanced $20,000 by way of non-interest bearing loans with no fixed terms of repayment; all such loans and advances were repaid in the current quarter.

Note 6 – Commitments

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2012 ($20,000 paid to Kiukiang on May 31, 2012);
(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2013;
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

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012

Note 6 – Commitments (continued)

Further, the Agreement and the Option will terminate:

(a)	on August 31, 2012 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a minimum of US $20,000 on the Property (paid on May 31, 2012);
(b)	on May 31, 2013 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property;
(c)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2015, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

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

Note 8 – Effective Date of Registration

On October 26, 2011, we filed an amended S-1 registration statement which became effective on December 8, 2011, for the sale of a minimum of 1,000,000 and a maximum of 2,000,000 shares of common stock at a price of $0.05 per share and the resale of up to 1,500,000 previously issued shares. The Company completed the offering with 2,000,000 shares being sold under the registration statement and initial public offering to 35 investors. Treasury order were issued on June 15, 2012, and all shares delivered to the named shareholder. As of the date of this report, Tiger has 8,500,000 shares issued and outstanding as held by 41 shareholders.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2012, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 29, 2012.

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

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2012 (paid on May 31, 2012);
(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2013;
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

Further, the Agreement and the Option will terminate:

(a)	on May 31, 2012 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of US $20,000 on the Property (paid May 31, 2012);
(b)	on May 31, 2013 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property;
(c)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2015, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

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

The reader of this periodic report is directed to our Form S-1 Registration Statement, dated October 26, 2011, effective on December 8, 2011, for further discussion of the property, mineral exploration in China, maps, geology and other background information on the optioned property.

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

We anticipate that our portion of the phase I planned geological exploration program will cost $20,000 (which is 50% of the totally budgeted cost of $40,000; we advanced our portion of the required funding on May 31, 2012. and is a reflection of local costs for the specified type of work. Phase I commenced on August 13, 2012, and required six weeks for the base work which was completed on September 20, 2012, but will require an additional three to four months for analysis, evaluation of the work completed and the preparation of a report which expected early in the new year. Costs for phase I were made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising. No agreements to retain such an engineer or geoscientist have been entered into as of the date of this registration statement. We had $9,960 in cash reserves as of August 31, 2012.

During the quarter under review we issued the shares required after completing the sale of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012.

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

Employees

Our only employees will be Chang Ya-Ping and Michael Forster, our senior officers and directors. We intend to hire geologists, engineers and other subcontractors on an as needed basis. Initially, we intend to use the services of subcontractors for manual labor exploration work and an engineer or geoscientist to manage the exploration program. We and Kiukiang retained Jiangxi Geological And Engineering Company of Ruichang City, Jiangxi, People’s Republic of China as geoscientists for the completion of phase I of the two-phase exploration program. We also retained Mr. Poon Man Sin as the senior on-site geological consultant. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program, to author a report to American standards for future capital raising and to render independent recommendations as to future work.

At present, we have no employees, other than Ms. Chang and Mr. Forster who do not have any employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

Neither Chang Ya-Ping nor Michael Forster will be compensated for their services on the Board of Directors. If, as and when a public market for Tiger’s shares is established an incentive stock option plan may be established under which Ms. Chang would receive stock options.

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

Results of Operations

Tiger was incorporated on January 28, 2010; comparative periods for the three- and six-month periods ended August 31, 2012, August 31, 2011, and January 28, 2010 (inception), through August 31, 2012, are presented in the following discussion.

Since inception, we have used our common stock and advances from a director and a non-related party to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 28, 2010, to August 31, 2012, was $120,000 ($120,000 as a result of proceeds received from sales of our common stock and $20,000 as an advance from an officer which was repaid in the current quarter.

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2012. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2012,was $0 and $0 for the same period in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the quarters ended August 31, 2012, was $100,000 and $0 (nil) for the similar quarter in 2011; $120,000 was received for the period from inception on January 28, 2010, through to and including August 31, 2012. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

	Three mo.	Three mo.	Six mo.	Six mo.	Jan 28, 2010
	ended	ended	ended	ended	(inception)
	August	August	August	August	to August
	31, 2012	31, 2011	31, 2012	31, 2011	31 2012
Expense Item
Mineral exploration expenses	20,000	0	20,000	0	20,000
Consulting & professional fees	20,000	1,222	20,000	2,413	41,788
Office & admin expenses	6,949	32	10,899	2,093	19,040
PR, entertainment and meals	1,182	0	3,951	0	9,681
Filing fees	2,861	399	5,899	1,124	17,182
Travel	220	0	1,783	0	3,849

Total expenses	51,212	1,653	62,532	5,630	111,540

SUMMARY – Total expenses for the quarter ended August 31, 2012, amounted to $51,212 while $1,653 was spent in the similar period ended August 31, 2011. For the six month periods ended August 31, 2012, and August 31, 2011, the comparative values were $62,532 and $5,630 respectively. A total of $111,540 in expenses has been incurred since inception on January 28, 2010, through August 31, 2012. Costs for the current quarter were higher than in the previous similar period as a result of the receipt of funds of the offering under our registration statement filed on Form S-1 and commencing exploration work on our optioned mineral property in China and the repayment of advances and loans made by related and non-related parties. We were successful in fully completing the offering of 2,000,000 shares at a price of $0.05 per common share to 37 subscribers. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY EXPLORATION COSTS: $20,000 in mineral property exploration costs were incurred in the quarter ended August 31, 2012, while no such costs were incurred in the quarter ended August 31, 2011. For the six month periods ended August 31, 2012, and August 31, 2011, the comparative values were $20,000 and $0 (nil). From January 28, 2010 (inception), through August 31, 2012, we have spent $20,000 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts and no further such costs are expected to be incurred until early in 2013.

CONSULTING AND PROFESSIONAL FEES: $20,000 in consulting and professional fees were incurred for the quarter ended August 31, 2012, while $1,222 was spent in the similar period ended August 31, 2011. For the six month periods ended August 31, 2012, and August 31, 2011, the comparative values were $20,000 and $2,413. From inception on January 28, 2010 to August 31, 2012, we have incurred $41,788 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal, accounting and other consulting or professional requirements of the Corporation.

OFFICE & ADMINISTRATIVE EXPENSES: $6,949 was expended on the office and administrative matters for the quarter ended August 31, 2012, while $32 was spent in the similar period ended August 31, 2011. For the six month periods ended August 31, 2012, and August 31, 2011, the comparative values were $10,899 and $2,093. From January 28, 2010 (inception), through August 31, 2012, a total of $19,040 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

PUBLIC RELATIONS, ENTERTAINMENT AND MEAL EXPENSES: $1,182 in public relations, entertainment or meal expenses were incurred for the quarter ended August 31, 2012 while $0 (nil) was expended in the similar period last year. For the six month periods ended August 31, 2012, and August 31, 2011, the comparative values were $3,951 and $0 (nil). For the period January 28, 2010 (inception), through August 31, 2012, a total of $9,681 has been spent on this category.

FILING FEES: $2,861 in filing fee expenses were incurred for the quarter ended August 31, 2012, and $399 was spent in the quarter ended August 31, 2011. For the six month periods ended August 31, 2012, and August 31, 2011, the comparative values were $5,899 and $1,124. For the period January 28, 2010 (inception), through August 31, 2012, Tiger has spent $17,182 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

TRAVEL EXPENSES: We spent $220 in travel expenses and related costs during the first quarter and $0 (nil) in the similar period in 2011. For the six month periods ended August 31, 2012, and August 31, 2011, the comparative values were $1,783 and $0 (nil). From January 28, 2010 (inception), through August 31, 2012, we have spent $3,849 on transfer agent expenses.

COMPENSATION: No compensation costs were incurred for the quarters or six-month periods ended August 31, 2012, or August 31, 2011, and no compensation costs have been incurred since inception.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarters or six-month periods ended August 31, 2012 and August 31, 2011. From January 28, 2010 (inception), through August 31, 2012, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended August 31, 2012, $91,414 in net cash was used and for the similar period ended on August 31, 2011, the amount was $5,171. For the six month periods ended August 31, 2012, and August 31, 2011, the comparative values were $91,456 and $7,665. We have used $115,264 in net cash from inception on January 28, 2010, to August 31, 2012.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2012 or from the date of inception.

Tiger issued 2,000,000 shares of its common stock during the most recent quarter in satisfaction of the subscriptions received under our S-1 registration statement filed on October 26, 2011, and effective on December 8, 2011. As of the date of this report Tiger has 8,500,000 common shares issued and outstanding.

Tiger continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Tiger believes it can satisfy its cash requirements through the fiscal year end of February 28, 2013, from the proceeds of $100,000 from our registration statement offering which became effective on December 8, 2011 sold in April and May, 2012 and received during June, 2012,. As of August 31, 2012, we had a surplus of $8,460 in working capital.

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

October through January, 2013 – the various samples from the phase I portion of the planned two-phase exploration program were sent to a lab at the end of September, 2012.

February, 2013 – once all the sample information is available, a professional geoscientist will require at least one month to correlate the information and write a report either recommending that further work is warranted or that the property cannot have any further value added by doing additional exploration in which case he would recommend abandonment.

March 2013, – we expect to have the report on phase I of the exploration program in hand and will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are estimated at $50,000 ($100,000 being the total budget and currently planned cost of phase II). If the report advises abandoning the property as having little or no value, we will terminate the option and cease functioning. Various options will be reviewed as to funding – public financing, private funding, loans or possible joint venture opportunities. Each of these will have to be evaluated for merit, cost and the most favourable basis for Tiger and its shareholders. This process will require from four to eight weeks to complete. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to make his own recommendations independent of the Kiukiang report.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2012 – 2013. Management projects that we will require a total of up to $150,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration program	50,000
Working Capital	50,000

Total	$150,000

As at August 31, 2012, we had a working capital surplus of $8,460. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2012, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and advances from related and non-related parties to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 28, 2010, to August 31, 2012, was $140,000 as a result of gross proceeds received from sales of our common stock of $120,000 (less offering costs) and $20,000 as an advance from our officer and director which was repaid in the current quarter. We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2010 for cash consideration of $5,000. We issued 1,500,000 shares of common stock through a Rule 903, Regulation S offering in February, 2010 for cash consideration of $1,500 to a total of 5 placees. During the current quarter we closed the sale of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012 with receipt of the proceeds from the escrow agent. On June 14, 2012, $100,000 was forwarded to Tiger by our attorney and the offering was closed.

As of August 31, 2012, our total assets, consisting entirely of cash, amounted to $4,736 and accounts receivable of $5,224 while total liabilities were $1,500. Working capital surplus was $8,460.

For the three months ended August 31, 2012, the net loss was $51,212 ($0.01 per share) as compared to a loss of $1,653 ($0.00 per share) for the similar period last year. For the six month periods ended August 31, 2012, and August 31, 2011, the comparative values were $62,532 ($0.01 per share) and $$5,630 ($0.00 per share). The loss per share was based on a weighted average of 8,173,913 common shares outstanding at August 31, 2012, 6,500,000 at August 31, 2011, 7,336,956 for the six months ended August 31, 2012, and 6,500,000 for the six months ended August 31, 2011. The net loss from inception to August 31, 2012, is $111,540.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2012. Although inflation is moderately higher than it was during 2010-2011, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended August 31, 2012, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

During the quarter under review we completed the issuance of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012. On June 14, 2012, $100,000 was forwarded to Tiger by our escrow agent attorney and the offering was closed.

Tiger had 8,500,000 shares of common stock issued and outstanding as of August, 31, 2012, and as of the date of this periodic report. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 28, 2010, to August 31, 2012, was $120,000 as a result of proceeds received from sales of our common stock ($120,000), an advance from an officer and director ($20,000) which has been repaid. During that same period, the following indicates how the proceeds have been spent to date:

Mineral exploration expenses	$20,000
Consulting & professional fees	41,788
Office expenses	19,040
PR, entertainment and meal costs	9,681
Filing fees	17,182
Travel	3,849
Total Use of Proceeds to August 31, 2012	$111,540

Common Stock

During the quarter ended August 31, 2012, we issued 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012 which was closed with the receipt of the proceeds of the offering from the escrow agent. At the end of the quarter on August 31, 2012, there were 8,500,000 shares of common stock issued and outstanding. As of the date of this periodic report, there were 8,500,000 shares issued and outstanding.

Options

No options were granted during the three-month period ending August 31, 2012.

Code of Ethics

The Board of Directors on February 22, 2010, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. A copy of the Code is available upon written request by contacting our offices by telephone at (888) 755-9766 or writing to 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan, 804.

Web Site

Tiger maintains a Web site at “tiger-jiujiang-mining-inc.com” and has an e-mail address at “tigerjiujiangmining@gmail.com”.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2012:

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

Date: October 12, 2012

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors

BY:	/s/ Michael Forster

MICHEAL FORSTER, a Member of the Board of Directors