Form 10-Q
period 2012-11-30
TIGER JIUJIANG MINING, INC.
filed 2013-01-14
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended NOVEMBER 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

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
Yes [ [ x ]] No [ ]

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act).
Yes [ [ x ]] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Corporation [ [ x ] ]

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

Transitional Small Business Format.
Yes [ ] No [[ x ]]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Balance Sheets
November 30, 2012

	November 30, 2012	November 30, 2011	February 28, 2012
	(Unaudited)	(Unaudited)	Audited)
Assets

Current assets
Prepaid expenses	297	0	0
Cash and cash equivalents	$3,156	$971	$262
	3,453	971	262

Liabilities and Stockholders' Deficit

Current liabilities
Accrued expenses and accounts payable	1,350	2,150	5,200
Loan payable	0	0	4,070
Due to related party	0	20,000	20,000
Total current liabilities	1,350	22,150	29,270

Stockholders' equity
Common stock, 400,000,000 shares authorized, par value $.001, 6,500,000 shares issued and outstanding at Feb 28 2012, and 8,500,000 shares issued and outstanding at Nov 30, 2012	8,500	6,500	6,500
Additional paid-in capital	111,500	13,500	13,500
Deficit accumulated during the exploration stage	(117,897)	(41,179)	(49,008)
Total stockholders' equity	2,103	(21,179)	(29,008)

Total liabilities and stockholders' equity	$3,453	$971	$262

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Operations

										For the period
										January 28, 2010
		For the		For the		For the		For the		(date of inception)
		three months ended		three months ended		nine months ended		nine months ended		through
		November 30, 2012		November 30, 2011		November 30, 2012		November 30, 2011		November 30, 2012

Revenues	$	---	$	---	$	---	$	---	$	---

Expenses
Mineral property exploration		0		0		20,000		0		20,000
Consulting & professional fees		326		1,168		23,214		3,581		45,002
Office expenses		484		4,198		5,995		6,290		14,136
PR, entertainment and meal costs		1,019		2,853		4,970		2,853		10,700
Filing fees		3,329		714		9,228		1,839		20,511
Transfer agent		1,199		0		3,699				3,699
Travel		0		1,569		1,783		1,569		3,849

Total expenses		6,357		10,502		68,889		16,132		117,897

Net loss		$(6,357)		$(10,502)		$(68,889)		$(16,132)		$(117,897)

Basic and diluted loss per common share		$(0.00)		$(0.00)		$(0.01)		$(0.00)

Weighted average number of common shares used in per share calculations		8,165,733		6,500,000		8,165,733		6,299,674

Seeaccompanying notestofinancial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statement of Changes in Stockholders'  Equity

							Deficit
							accumulated
	Common		Additional		Other		during the	Total
	shares	Common	paid-in		Comprehensive		exploration	stockholders'
	outstanding	stock	capital		Loss		stage	equity

Common shares issued for cash	6,500,000	$6,500	$13,500	$	---	$	---	$20,000

Net loss for the year	---	---	---		---		(3,670)	(3,670)

Balance, February 28, 2010	6,500,000	6,500	13,500		0		(3,670)	16,330

Net loss for the year	---	---	---		---		(21,377)	(21,377)

Balance, February 28, 2011	6,500,000	6,500	13,500		0		(25,047)	(5,047)

Net loss for the year	---	---	---		---		(23,961)	(23,961)

Balance, February 28, 2012	6,500,000	$6,500	$13,500		$0		$(49,008)	$(29,008)

Common shares issued for cash	2,000,000	2,000	98,000		0		0	100,000

Net loss for the nine months ended November 30, 2012	---	---	---		---		(68,889)	(68,889)

Balance, November 30, 2012	8,500,000	$8,500	$111,500		$0		$(117,897)	$2,103

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Cash Flows

										For the period
										January 28, 2010
		For the		For the		For the		For the		(date of inception)
		three months ended		three months ended		nine months ended		nine months ended		through
		November 30, 2012		November 30, 2011		November 30, 2012		November 30, 2011		November 30, 2012

Cash flows used for operating activities
Net loss		$(6,357)		$(10,502)		$(68,889)		$(16,132)		$(117,897)
Adjustments to reconcile net loss to net cash provided by operating activities:		0		0		0		0		0

Changes in operating assets and liabilities
Accounts receivable		5,224				0				0
Prepaid expenses		(297)				(297)				(297)
Due to a related party		0				(20,000)				(24,070)
Increase (decrease) in accrued expenses		(150)		1,000		(3,850)		(1,035)		1,350

Cash flows used for operating activities		(1,580)		(9,502)		(93,036)		(17,167)		(140,914)

Cash flows from financing activities
Advance from related party		0		5,000		20,000		15,000		20,000
Repayment of loans payable		0				(24,070)				24,070
Proceeds from issuance of common stock		0		0		100,000		0		100,000

Cash flows from financing activities		0		5,000		95,930		15,000		144,070

Increase (decrease)in cash and cash equivalents		(1,580)		(4,502)		2,894		(2,167)		3,156

Cash and cash equivalents -Beginning of period		4,736		5,473		262		3,138		0

Cash and cash equivalents - End of period		$3,156		$971		$3,156		$971		$3,156

Supplemental Disclosure sregarding cash flows
Interest paid	$	---	$	---	$	---	$	---	$	---
Income taxes paid		---				---				---

Non-cash financing activities		---		---		---		---		---

See accompanying notes to financial statements

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2012

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

Tiger is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards ASC Topic 915, Accounting and Reporting by Development Stage Enterprises. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from January 28, 2010 (date of inception), to November 30, 2012.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

Our financial statements at November 30, 2012, and for the period from January 28, 2010 (date of inception), to November 30, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $117,897 for the period from January 28, 2010 (date of inception), to November 30, 2012. It has not generated revenues, no revenues are anticipated until we begin removing and selling gold and there is no assurance that a commercially viable deposit exists on the mineral property that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
NOVEMBER 30, 2012

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

As of November 30, 2012, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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
NOVEMBER 30, 2012

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $117,897 as of November 30, 2012, that will be offset against future taxable income. The available net operating loss carry forwards of approximately $117,897 expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period January 28, 2010 (date of inception), through November 30, 2012, there were no potential dilutive securities.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2012

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment” We will recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. Tiger did not grant any new employee options and no options were cancelled or exercised during the period January 28, 2010 (date of inception), through November 30, 2012. As of November 30, 2012, there were no options outstanding.

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

Start-up expenses

The Company has adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our formation have been included in our general and administrative expenses for the period from January 28, 2010 (date of inception), through November 30, 2012.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2012

Note 3 – Summary of Significant Accounting Policies (continued)

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

Note 4 – Recently Adopted and Recently Enacted Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

Recently Issued Accounting Standards

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2012

Note 4 – Recently Adopted and Recently Enacted Accounting Pronouncements (continued)

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

There are no other new accounting pronouncements adopted or enacted during the twelve months ended November 30, 2011 that had, or are expected to have, a material impact on our financial statements.

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

Activity for the period March 1, 2012, to November 30, 2012

On June 15, 2012, the Company issued 2,000,000 shares of common stock at a price of $0.05 per share under an S-1 registration statement dated October 26, 2011, which became effective on December 8, 2011 and for which subscriptions were received in April and May, 2012 and for which the Corporation considered the issuance to have closed on April 30, 2012 As of the date of this report there are 8,500,000 shares issued and outstanding.

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
NOVEMBER 30, 2012

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

Further, the Agreement and the Option will terminate:

(a)	on November 30, 2012 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a minimum of US $20,000 on the Property (paid on May 31, 2012);
(b)	on May 31, 2013 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property;
(c)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2015, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

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

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2012

Note 7. – Certain significant risks and uncertainties (continued)

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2012, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 29, 2012.

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

On February 22, 2010, as amended on May 2, 2011, we entered into an option agreement to finance a two-phase exploration program whereby we can earn a 50 percent or greater interest in the Tiger gold exploration property in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China, the beneficial owner, an arms-length Chinese corporation whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. The property is in good standing until December 8, 2016.

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

To date we have completed the field work portion of the first phase work program on the Tiger property but do not anticipate receiving the finalized report until approximately March, 2013; we have not spent any money on research and development activities. Tiger is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

The reader of this periodic report is directed to our Form S-1 Registration Statement, dated October 26, 2011, effective on December 8, 2011, and our annual report on Form 10-K filed on May 29, 2012, for further discussion of the property, mineral exploration in China, maps, geology and other background information on the optioned property.

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

We anticipate that our portion of the phase I planned geological exploration program will cost $20,000 (which is 50% of the totally budgeted cost of $40,000; we advanced our portion of the required funding on May 31, 2012) and is a reflection of local costs for the specified type of work. Phase I commenced on August 13, 2012, and required six weeks for the base work which was completed on September 20, 2012, but will require an additional four to six months for analysis, evaluation of the work completed and the preparation of a report which expected in the new year. Costs for phase I were made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising. No agreements to retain such an engineer or geoscientist have been entered into as of the date of this registration statement. We had $3,156 in cash reserves as of November 30, 2012.

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

During the quarter under review we did not issue any shares but in the previous quarter we issued shares after completing the sale of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2011.

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

Results of Operations

Tiger was incorporated on January 28, 2010; comparative periods for the three- and nine-month periods ended November 30, 2012, November 30, 2011, and January 28, 2010 (inception), through November 30, 2012, are presented in the following discussion.

Since inception, we have used our common stock and advances from a director and a non-related party to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 28, 2010, to November 30, 2012, was $144,070 ($120,000 as a result of proceeds received from sales of our common stock and $20,470 as an advance from an officer which was repaid in the previous quarter.

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2012. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended November 30, 2012,was $0 and $0 for the same period in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the quarters ended November 30, 2012, and for the similar quarter in 2011 was$0 (nil); $120,000 was received for the period from inception on January 28, 2010, through to and including November 30, 2012. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

	Three mo.	Three mo.	Nine mo.	Nine mo.	Jan 28, 2010
	ended	ended	ended	ended	(inception)
	November	November	November	November	to November
	30, 2012	30, 2011	30, 2012	30, 2011	30 2012
Expense Item
Mineral exploration expenses	0	0	20,000	0	20,000
Consulting & professional fees	326	1,168	23,214	3,581	45,002
Office & admin expenses	484	4,198	5,995	6,290	14,136
PR, entertainment and meals	1,019	2,853	4,970	2,853	10,700
Filing fees	3,329	714	9,228	1,839	20,511
Transfer agent	1,199	0	3,699	0	3,699
Travel	0	1,569	1,783	1,569	3,849

Total expenses	6,357	10,502	68,889	16,132	117,897

SUMMARY – Total expenses for the quarter ended November 30, 2012, amounted to $6,357 while $10,502 was spent in the similar period ended November 30, 2011. For the nine month periods ended November 30, 2012, and November 30, 2011, the comparative values were $68,889 and $16,132 respectively. A total of $117,897 in expenses has been incurred since inception on January 28, 2010, through November 30, 2012. Costs for the current nine-month period were higher than in the previous similar period as a result of the receipt of funds of the offering under our registration statement filed on Form S-1, commencing exploration work on our optioned mineral property in China and the repayment of advances and loans made by related and non-related parties. We were successful in fully completing the offering of 2,000,000 shares at a price of $0.05 per common share to 37 subscribers in the prior quarter. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY EXPLORATION COSTS: $0 (nil) in mineral property exploration costs were incurred in the quarters ended November 30, 2012, and November 30, 2011. For the nine month periods ended November 30, 2012, and November 30, 2011, the comparative values were $20,000 and $0 (nil). From January 28, 2010 (inception), through November 30, 2012, we have spent $20,000 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts and no further such costs are expected to be incurred until 2013.

CONSULTING AND PROFESSIONAL FEES: $326 in consulting and professional fees were incurred for the quarter ended November 30, 2012, while $1,169 was spent in the similar period ended November 30, 2011. For the nine-month periods ended November 30, 2012, and November 30, 2011, the comparative values were $23,214 and $3,581. From inception on January 28, 2010 to November 30, 2012, we have incurred $45,002 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal, accounting and other consulting or professional requirements of the Corporation.

OFFICE & ADMINISTRATIVE EXPENSES: $484 was expended on the office and administrative matters for the quarter ended November 30, 2012, while $4,189 was spent in the similar period ended November 30, 2011. For the nine-month periods ended November 30, 2012, and November 30, 2011, the comparative values were $5,995 and $6,290. From January 28, 2010 (inception), through November 30, 2012, a total of $14,136 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

PUBLIC RELATIONS, ENTERTAINMENT AND MEAL EXPENSES: $1,019 in public relations, entertainment or meal expenses were incurred for the quarter ended November 30, 2012 while $2,853 was expended in the similar period last year. For the nine-month periods ended November 30, 2012, and November 30, 2011, the comparative values were $4,970 and $2,853. For the period January 28, 2010 (inception), through November 30, 2012, a total of $10,700 has been spent on this category.

FILING FEES: $3,329 in filing fee expenses were incurred for the quarter ended November 30, 2012, and $714 was spent in the quarter ended November 30, 2011. For the nine-month periods ended November 30, 2012, and November 30, 2011, the comparative values were $9,228 and $1,839. For the period January 28, 2010 (inception), through November 30, 2012, Tiger has spent $20,511 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies and has increased during the current year as a direct result of increased XBRL filing costs mandated by the SEC and the Sarbanes-Oxley Act.

TRANSFER AGENT FEES: $1,199 in transfer agent fee expenses were incurred for the quarter ended November 30, 2012, and $0 (nil) was spent in the quarter ended November 30, 2011. For the nine-month periods ended November 30, 2012, and November 30, 2011, the comparative values were $3,699 and $0 (nil). For the period January 28, 2010 (inception), through November 30, 2012, Tiger has spent $3,699 on transfer agent fees.

TRAVEL EXPENSES: We spent $0 (nil) in travel expenses and related costs during the first quarter and $1,569 in the similar period in 2011. For the nine-month periods ended November 30, 2012, and November 30, 2011, the comparative values were $1,783 and $1,569. From January 28, 2010 (inception), through November 30, 2012, we have spent $3,849 on travel expenses.

COMPENSATION: No compensation costs were incurred for the quarters or nine-month periods ended November 30, 2012, or November 30, 2011, and no compensation costs have been incurred since inception.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarters or nine-month periods ended November 30, 2012 and November 30, 2011. From January 28, 2010 (inception), through November 30, 2012, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended November 30, 2012, $1,580 in net cash was used and for the similar period ended on November 30, 2011, the amount was $9,502. For the nine-month periods ended November 30, 2012, and November 30, 2011, the comparative values were $93,036 and $17,167. We have used $140,914 in net cash from inception on January 28, 2010, to November 30, 2012.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2012 or from the date of inception.

Tiger issued no shares of common stock during its most recently completed quarter but did issue 2,000,000 shares of its common stock during the prior quarter in satisfaction of the subscriptions received under our S-1 registration statement filed on October 26, 2011, and effective on December 8, 2011. As of the date of this report Tiger has 8,500,000 common shares issued and outstanding.

Tiger continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Tiger believes it can satisfy its cash requirements through the fiscal year end of February 28, 2013, from the proceeds of $100,000 from our registration statement offering which became effective on December 8, 2011 sold in April and May, 2012 and received during June, 2012. As of November 30, 2012, we had a surplus of $2,103 in working capital.

Our business plan is to proceed with the initial exploration of the Tiger property to determine if there are commercially exploitable deposits of gold and silver and are currently awaiting the receipt of the report on the first phase of exploration which was carried out in August and September of 2012 but which is not expected to be received until after the end of the current fiscal year. Poon Man Sin, Senior Engineer authored the initial Report in which his firm recommened a two-phase exploration program to properly evaluate the potential of the property. We must conduct exploration to determine if gold exists and if any gold which is found can be economically extracted and profitably processed.

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

As at November 30, 2012, we had a working capital surplus of $2,103. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2012, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and advances from related and non-related parties to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 28, 2010, to November 30, 2012, was $144,070 as a result of gross proceeds received from sales of our common stock of $120,000 (less offering costs) and $24,070 as advances from our officer and director and a shareholder, each of which was repaid in the prior quarter. We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2010 for cash consideration of $5,000. We issued 1,500,000 shares of common stock through a Rule 903, Regulation S offering in February, 2010 for cash consideration of $1,500 to a total of 5 placees. During the prior quarter we closed the sale of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012 with receipt of the proceeds from the escrow agent. On June 14, 2012, $100,000 was forwarded to Tiger by our attorney and the offering was closed.

As of November 30, 2012, our total assets, consisting entirely of cash and a prepaid account, amounted to $3,453 while total liabilities were $1,350. Working capital surplus was $2,103.

For the three months ended November 30, 2012, the net loss was $6,357 ($0.00 per share) as compared to a loss of $10,502 ($0.00 per share) for the similar period last year. For the nine-month periods ended November 30, 2012, and November 30, 2011, the comparative values were $68,889 ($0.01 per share) and $16,132 ($0.00 per share). The loss per share was based on a weighted average of 8,165,733 common shares outstanding at November 30, 2012, 6,500,000 at November 30, 2011, 8,165,733 for the nine-months ended November 30, 2012, and 6,500,000 for the nine months ended November 30, 2011. The net loss from inception to November 30, 2012, is $117,897.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2012. Although inflation is moderately higher than it was during 2010-2011, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended November 30, 2012, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

No shares of common stock or other securities were issued during the most recently completed quarter ended on November 30, 2012.

During the prior quarter we completed the issuance of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012. On June 14, 2012, $100,000 was forwarded to Tiger by our escrow agent attorney and the offering was closed.

Tiger had 8,500,000 shares of common stock issued and outstanding as of November, 30, 2012, and as of the date of this periodic report. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 28, 2010, to November 30, 2012, was $144,070 as a result of proceeds received from sales of our common stock ($120,000), an advance from an officer and director ($20,000) and an advance from a non-related party ($4,070) which have been repaid. During that same period, the following indicates how the proceeds have been spent to date:

Mineral exploration expenses	$20,000
Consulting & professional fees	45,002
Office expenses	14,136
PR, entertainment and meal costs	10,700
Filing fees	20,511
Transfer agent fees	3,699
Travel	3,849

Total Use of Proceeds to November 30, 2012	$117,897

Common Stock

No shares of common stock or other securities were issued during the most recently completed quarter ended on November 30, 2012.

During the prior quarter ended August 31, 2012, we issued 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, effective on December 8, 2012, which closed with the receipt of the proceeds of the offering from the escrow agent.

At the end of the quarter on November 30, 2012, there were 8,500,000 shares of common stock issued and outstanding. As of the date of this periodic report, there were 8,500,000 shares issued and outstanding.

Options

No options were granted during the three-month or nine-month periods ending November 30, 2012.

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

Reports on Form 8-K filed during the quarter ended November 30, 2012: nil

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

Date: January 14, 2012

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors

BY:	/s/ Michael Forster

MICHEAL FORSTER, a Member of the Board of Directors