Form 10-K/A
period 2012-02-29
TIGER JIUJIANG MINING, INC.
filed 2013-03-15
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

This annual report on Form 10-K/A is being filed to amend our annual report on Form 10-K for the year ended February 29, 2012 (the "Original Form 10-K"), which was filed with the SEC on May 29, 2012. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains complete text of the Original Form 10-K, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The amendment contained herein adds maps of the area of our exploration program in China and adds clarifying information regarding our optioned mineral property. We have not updated the information contained herein for events occurring subsequent to May 29, 2012, the filing date of the Original Form 10-K except for the our change of address.

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

On February 22, 2010, as amended on May 2, 2011, we entered into an option agreement to finance a two-phase exploration program whereby we can earn a 50 percent or greater interest on a gold exploration and mining property known as the Tiger mining property located in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China, the beneficial owner, an arms-length Chinese corporation whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. The property is in good standing until December 8, 2012.

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

The following Property Location Maps indicates approximately where the claim blocks are located west of Jiujiang City in north-western Jiangxi.

Figure 1 – Map of location of Jiangxi Province in China

Figure 2 – Tiger Mining Property – General Location in Jiangxi Province

Figure 2 – Tiger Mining Property –Location near Jiujiang City and Ruichang

Physiography, Location and Access

The Tiger property is located 20 km west of Ruichang City which is approximately 400 km west of Shanghai and is governed under the Ruichang Township of Jiujiang Province and is accessed by local roads.

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

Environmental Laws

In the past ten years, laws and policies for environmental protection in China have moved towards stricter compliance and stronger enforcement. The basic laws in China governing environmental protection in the mineral industry sector of the economy are the Environmental Protection Law, the Environment Impact Assessment Law and the Mineral Resources Law. The State Administration of Environmental Protection and its provincial counterparts are responsible for the supervision implementation and enforcement of environment protection laws and regulations. Provincial governments also have the power to issue implementing rules and policies in relation to environmental protection in their respective jurisdictions. Applicants for exploration rights must submit environmental impact “assessments” and those projects that fail to meet environmental protection standards will not be granted licenses.

In addition, after exploration the licensee must perform water and soil maintenance and take steps towards environmental protection. After the exploration rights have expired or the concessionaire stops mining during the permit period and the mineral resources have not been fully developed, the concessionaire must perform water and soil maintenance, land recovery and environmental protection in compliance with the original development scheme, or must pay the costs of land recovery and environmental protection. After closing, the mining enterprises shall perform water and soil maintenance, land recovery and environmental protection in compliance with mine closure approval reports, or must pay the costs of land recovery and environmental protection.

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

Date: March 15, 2013

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

Date: March 15, 2013