Form 10-Q/A
period 2012-05-31
TIGER JIUJIANG MINING, INC.
filed 2013-03-15
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

This quarterly report on Form 10-Q/A is being filed to amend our quaterly report on Form 10-Q for the quarter ended May 31, 2012 (the "Original Form 10-Q"), which was filed with the SEC on July 13, 2012. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains complete text of the Original Form 10-Q, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer and a restatement regarding the inefectiveness of the financial controls and procedures.

We have not updated the information contained herein for events occurring subsequent to May 29, 2012, the filing date of the Original Form 10-Q.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Tiger Jiujiang Mining, Inc.
(Registrant)

Date:	March 15, 2013

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors