Form 10-K/A
period 2012-02-29
TIGER JIUJIANG MINING, INC.
filed 2013-03-28
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A2

This annual report on Form 10-K/A is being filed to amend our annual report on Form 10-K for the year ended February 29, 2012 (the "Original Form 10-K"), which was filed with the SEC on May 29, 2012 and which was amended and filed with the SEC on March 15, 2013 (the “Amended Form 10K”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A2 contains complete text of both the Original Form 10-K and the Amended Form 10K, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The amendment contained herein adds clarifying information regarding our optioned mineral property. We have not updated the information contained herein for events occurring subsequent to May 29, 2012, the filing date of the Original Form 10-K or subsequent to March 15, 2013, the filing date of the Amended 10K.

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

We may acquire a 50% or greater interest in the Tiger property consisting of a claim block covering 9.73 sq. km or 2,402 acres, through funding our portion of the costs of a planned two-phase exploration program on the property. The Tiger property is located 190 km west of Ruichang City at 119o 01' 24" to 119o 58' 49" east longitude and 29o 38' 42" to 29o 46' 31" north latitude which is approximately 400 km west of Shanghai and is governed under the Ruichang Township of Jiujiang Province, is accessed by local roads. We have no holdings other than an option to acquire an interest in the property. Currently, Kiukiang Gold Mining Company is the beneficial owner of the property under a Chinese exploration permit which expires on December 8, 2012, but which will be extended by the license holder for a further two years. The beneficial owner holds the exploration right to the Tiger property under Jiujiang Province provincial regulations for mining claims which gives it or its designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward.

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

The Tiger property is located 19 km east of Ruichang City and is governed under the Ruichang Township, Jiangxi Province, People’s Republic of China. The site is connected by good road to Wu Shijie Street where it meets the main highway to the City of Ruichang which is approximately 600 km west of Shanghai.

The geographical coordinates of the property are 119o 01' 24" to 119o 58' 49" east longitude and 29o 38' 42" to 29o 46' 31" north latitude. Twenty-one km west is the Xiangtun Station on the Leping to Dexing Branch Railway which in turn connects to the Anhui - Jiangxi Railway at Leping City and to State Highway 206. There is easy, efficient and sufficient access to major centers and the services they provide for all required activities. Although there is no power or water directly available on site, both are readily available locally.

The following Property Location Maps indicate approximately where the claim blocks are located west of Jiujiang City in north-western Jiangxi.

Figure 1 – Map of location of Jiangxi Province in China

Figure 2 – Tiger Mining Property – General Location in Jiangxi Province

Figure 3 – Tiger Mining Property –Location near Jiujiang City and Ruichang

Physiography, Location and Access

The Tiger property is located 19 km west of Ruichang City which is approximately 600 km west of Shanghai and is governed under the Ruichang Township of Jiujiang Province and is accessed by local roads.

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

Regional Geology

Previous Work

No previous work has been performed on the property by Tiger nor have we spent any money on research and development activities.

The property is unencumbered and there are no competitive conditions which affect it. Further, there is no insurance covering the property. We believe that no insurance is necessary since it is unimproved and contains no buildings or improvements; water and power will be provided to the site on an as needed basis by local transportation and locally available generators.

Ownership and Regulation of Mineral Resources in China

Exploration for and exploitation of mineral resources in China is governed by the Mineral Resources Law of 1986, amended January 1, 1997, and the Implementation Rules for the Mineral Resources Law, effective March 26, 1994.

In order to further implement these laws, on February 12, 1998, the State Council issued three sets of regulations:

(i)	Regulation for Registering to Explore Mineral Resources Using the Block System;
(ii)	Regulation for Registering to Mine Mineral Resources; and
(iii)	Regulation for Transferring Exploration and Exploration rights

(which, together with mineral resources law and implementation rules, are referred to as “Mineral Resources Law”).

Under the Mineral Resources Law, the Ministry of Land and Resources (“MOLAR”) is charged with supervision nationwide of mineral resources prospecting and development.

The mineral resources administration authorities of provinces, autonomous regions and municipalities, under the jurisdiction of the State, are charged with the supervision of mineral resource prospecting and development in their respective administration areas. The Mineral Resources Law, together with the Constitution of the PRC, provides that mineral resources are owned by the State; the State Council, the highest executive body of the State, regulates mineral resources on behalf of the State. The ownership of the State includes the rights to occupy, use, earn, and dispose of mineral resources regardless of the rights of owners or users of the land under which the mineral resources are located.

Therefore, the State is free to authorize third parties to enjoy its rights to legally occupy and use mineral resources and may collect resource taxes and royalties pursuant to its right to earn. In this way, the State can direct and regulate the development and use of the mineral resources of China.

The Chinese Joint Venture Law also provides that China generally will not nationalize and requisition enterprises with foreign investment. However, in special circumstances where demanded by social public interest, enterprises with foreign investment may be expropriated by legal procedures, but appropriate compensation will be paid. Thus, there is a risk of expropriation; however, there is no recent precedent for such occurrence and, therefore, no guarantee for the corporations involved or their shareholders.

Mineral Resource Permits

The Provisions in Guiding Foreign Investment and the Industrial Catalogue in Guiding Foreign Investment, which were updated on April 1, 2002 and January 1, 2005 (collectively the “Investment Guiding Regulations”) govern foreign investment in China and categorize industries into four types where foreign investment is encouraged, permitted, restricted, or prohibited. Subject to the Investment Guiding Regulations, foreign investment in the exploration and mining of minerals is generally encouraged, in particular in relation to minerals in the western region of China. China’s silver and gold markets are fully open and each is treated as a commodity not subject to any special control or restrictive regulation by the State. China has adopted, under the Mineral Resources Law, a licensing system for the exploration and exploitation of mineral resources. MOLAR and its authorized provincial or local departments are responsible for approving applications for exploration permits and mining permits. The approval of MOLAR is also required to transfer those rights.

Pursuant to the Mineral Resources Law, the applicant for a mining right must present documents as specified under the Law including a plan for development and use of the mineral resources and an evaluation report of the environmental impact thereof. Once granted, all exploration and exploration rights are protected by the State from encroachment or disruption under the Mineral Resources Law. It is a criminal offence to steal, seize or damage exploration facilities, or disrupt the working of exploration areas.

Exploration Permits

Exploration Permits are registered and issued to “licensees”. The period of validity of an Exploration Permit can be no more than three years. The Exploration Permit area is described by a “basic block” and has a maximum of 40 basic blocks; each block being up to 5 square kilometres. When a mineral that is capable of economic development is discovered, the licensee may apply for the right to develop such mineral. The period of validity of an Exploration Permit can be extended by application but each extension can be no more than two years in duration. During the term of the Exploration Permit, the licensee has priority to obtain the mining right to the mineral resources in the exploration area covered by the Exploration Permit, provided the licensee meets the conditions of qualification for exploration rights holders. Further, the licensee has the rights, among others, to:

(i)	explore without interference within the area under permit during the permit term;
(ii)	construct exploration facilities; and
(iii)	pass through other exploration areas and adjacent ground to access the permitted area.

After the licensee acquires the Exploration Permit, the licensee is obliged to, among other things:

(i)	start exploration within the prescribed term;
(ii)	explore according to a prescribed exploration work scheme;
(iii)	comply with State laws and regulations regarding labour safety, water and soil conservation, land reclamation and environmental protection;
(iv)	make detailed reports to local and other licensing authorities;
(v)	close and occlude the wells arising from prospect work;
(vi)	take other measures to protect against safety concerns after the prospect work is completed; and
(vii)	complete minimum exploration expenditures as required by the Regulations for Registering to Explore Resources Using the Block.

Under the Mineral Resources Law, all mineral resources of the PRC are owned by the State. Exploration rights are granted by the State at each of the city or provincial levels (seldom at the federal level other than for extreme projects) permitting recipients to conduct mining activities in a specific mining area during the license period.

Exploration rights

Holders of exploration rights are able to apply to be granted licenses to mine for maximum terms of 10 to 30 years, based on magnitude of the mining project. The holder may extend the term of a mining license with an application at least 30 days prior to expiration of the term. The user fee for the mining right is based on the area of the land involved, mining activities, if any, and other related factors. Where there is any prior State investment in or State sponsored geological work conducted on a mineral property, the State must be compensated based on the assessed value of the State input before exploration rights can be granted. Holders of exploration rights enjoy the rights, among others, to:

(i)	conduct mining activities during the term and within the mining area prescribed by the mining license;
(ii)	sell mineral products (except for mineral products that the State Council has identified for unified purchase by designated units);
(iii)	construct production and living facilities within the mine area; and
(iv)	use the land necessary for production and construction, in accordance with applicable law.

Holders of exploration rights are obliged to, among other things:

(i)	conduct mine construction or mining activities within a defined time period;
(ii)	conduct efficiently production, rational mining and comprehensive use of the mineral resources;
(iii)	pay resource tax and mineral resource compensation (royalties) pursuant to law;
(iv)	comply with State laws and regulations regarding labour safety, water and soil conservation, land reclamation and environmental protection;
(v)	be subject to the supervision and management from both the departments in charge of geology and mineral resources; and

(vi)	complete and present mineral reserves forms and mineral resources development and use statistics reports, according to applicable law.

Transferring Exploration and Exploration rights

A mining enterprise may transfer its exploration or exploration rights to others subject to the approval of MOLAR or its authorized departments at provincial or local level as the case may be. An Exploration Permit may only be transferred if the transferor has:

(i)	held the Exploration Permit for two years as of the issue date, or discovered minerals in the exploration block, which are able to be explored or mined further;
(ii)	a valid and subsisting Exploration Permit;
(iii)	completed the stipulated minimum exploration expenditure;
(iv)	paid the user fees and the price for prospect rights pursuant to the relevant regulations; and
(v)	obtained the necessary approval from the authorized department in charge of the minerals.

Exploration rights may only be transferred if the transferor needs to change the ownership of such exploration rights because it is:

(i)	engaging in a merger or split;
(ii)	entering into equity or cooperative joint ventures with others;
(iii)	selling its enterprise assets; or
(iv)	engaging in a similar transaction that will lead to the alteration of the property ownership of the enterprise.

A Mining Permit may only be transferred if the transferor has:

(i)	commenced production for no less than one year;
(ii)	a valid and subsisting Mining Permit without title dispute; and
(iii)	paid the user fees, the price for the mining right, resource tax and mineral resource compensation pursuant to laws.

All cost associated with maintaining the property and permits in good standing is the exclusive responsibility of the property licence holder Kiukiang.

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

Date: March 28, 2013

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

Date: March 28, 2013