Form 10-Q/A
period 2012-08-31
TIGER JIUJIANG MINING, INC.
filed 2013-03-28
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

This quarterly report on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the quarter ended August 31, 2012 (the "Original Form 10-K"), which was filed with the SEC on October 12, 2012. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains complete text of the Original Form 10-Q, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer and a restatement regarding the ineffectiveness of the financial controls and procedures.

We have not updated the information contained herein for events occurring subsequent to October 12, 2012, the filing date of the Original Form 10-Q.

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

Date: March 28, 2013

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors