Form 10-Q/A
period 2012-11-30
TIGER JIUJIANG MINING, INC.
filed 2013-03-28
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

This quarterly report on Form 10-Q/A is being filed to amend our quaterly report on Form 10-Q for the quarter ended November 30, 2012 (the "Original Form 10-K"), which was filed with the SEC on January 14, 2013. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains complete text of the Original Form 10-Q, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer and a restatement regarding the inefectiveness of the financial controls and procedures.

We have not updated the information contained herein for events occurring subsequent to January 14, 2013, the filing date of the Original Form 10-Q.

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