Form 10-K
period 2013-02-28
TIGER JIUJIANG MINING, INC.
filed 2013-05-29
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 28, 2013

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

Issuer’s telephone number: (888) 755-9766
Issuer’s email address: tigerjiujiangmining@gmail.com

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act (the “Act” or “Securities Act”)
Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act
Yes [   ] No [ x ]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [ x ] No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporter.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ x ] No [   ]

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 8,500,000 common shares at $0.05* = $425,000. (* - last price at which the Corporation’s stock was issued through its initial public offering; although the Corporation is quoted on the OTC-BB, no shares have been traded electronically or otherwise in the past year).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 8,500,000 common shares issued and outstanding as of the date of this report.

Transitional Small Business Disclosure Format (Check one):
Yes [   ] No [ x ]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to shareholders; (2) any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the “Securities Act”):

  Registration Statement on Form S-1 as amended on October 26, 2011, and which became effective on December 8, 2011 whereby we offered up to 2,000,000 shares of common stock and five shareholders resold 1,500,000 previously issued shares. The offering closed on April 30, 2011, following the sale of 2,000,000 common shares to 35 subscribers. Included with the S-1 registration statements were our audited financial statements for the year ending February 28, 2011.
  Exhibit 3.1 (Articles of Incorporation) dated January 18 2010, Exhibit 3.2 (Bylaws) dated January 31, 2010, Exhibit 10.1 (Option To Purchase And Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China) dated February 22, 2011, Exhibit 10.2 (Code Of Business Conduct & Ethics and Compliance Program) dated February 22, 2010, Exhibit 10.3 (First Amendment to Option to Purchase and Royalty Agreement) dated May 2, 2011, all filed as exhibits to Tiger’s Form S-1 dated October 26, 2011.

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

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.
Mineral	A mineral reserve is that part of a deposit which could be economically and legally
Reserve	extracted or produced at the time of the reserve determination.
Mineralization	Rock containing an undetermined amount of minerals or metals.
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

PART I

Item 1. Description of Business.

Overview

We were incorporated in the State of Wyoming on January 28, 2010, and established a fiscal year end of February 28. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan 804.

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

Our Current Business – Mineral Exploration

On February 22, 2010, as amended on May 2, 2011, and as further amended on May 22, 2013, we entered into an option agreement to finance a two-phase exploration program whereby we can earn a 50 percent or greater interest in the Tiger gold exploration property in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China, the beneficial owner, an arms-length Chinese corporation whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. The property is in good standing until December 8, 2015.

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2012 (* paid and work completed but report still pending);
(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2014;
(c)

Tiger shall allot and issue 1,000,000 shares in the capital of Tiger to Kiukiang upon completion of a phase I exploration program as recommended by a competent geologist with the proviso that the report recommends further work be carried out on the Tiger property;

(d)	Tiger will pay to Kiukiang an annual royalty equal to three percent (3%) of Net Smelter Returns;
(e)	Upon exercise of the option, Tiger will pay to Kiukiang $25,000 per annum commencing on May 31, 2016, as prepayment of the NSR; and
(f)

Tiger has the right to acquire an additional 25% of the right, title and interest in and to the property by the payment of $10,000 and by incurring an additional $50,000 in exploration expenditures on or before May 31, 2015.

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

To date we have completed the field work portion of the first phase work program on the Tiger property but have encountered delays in obtaining the final report and do not anticipate receiving the finalized report until approximately July, 2013; we have not spent any money on research and development activities. Tiger is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

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

We anticipated that our portion of the phase I planned geological exploration program would cost $20,000 (which is 50% of the totally budgeted cost of $40,000; we advanced our portion of the required funding on May 31, 2012) which is a reflection of local costs for the specified type of work. Phase I commenced on August 13, 2012, and required six weeks for the base work which was completed on September 20, 2012, and was to require an additional four to six months for analysis, evaluation of the work completed and the preparation of a report which has been well exceeded; we now expect to receive the final report on the phase I work in July, 2013. Costs for phase I were made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising. No agreements to retain such an engineer or geoscientist have been entered into as of the date of this registration statement. We had $913 in cash reserves as of February 28, 2013.

Phase II will not be carried out until late 2013 or Spring 2014 and will be contingent upon favourable results from phase I and specific recommendations of a professional geoscientist based on those results. Favourable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by completing the next phase of exploration, makes a written recommendation that we proceed to the next phase of exploration, a resolution is approved by the Board indicating such work should proceed and that it is feasible to finance the next phase of the exploration. Phase II will be directed towards additional trenching on selected areas and further diamond drilling and may require up to six weeks work; total costs will be approximately $100,000, with Tiger’s portion being $50,000, comprised of wages, fees, trenching, diamond drilling, assays and related. The cost estimate is based on local costs for the specified type of efforts planned. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report.

ITEM 1A RISK FACTORS

Risks Associated with Tiger Jiujiang Mining, Inc., Our Financial Condition and Our Business Model

1. Because our auditors have issued a going concern opinion and because our officer and director has not indicated a willingness to loan any additional funds to us, it is likely we will not be able to achieve our objectives and will have to cease operations.

Our financial statements for the year ended February 28, 2013, were prepared assuming that we will continue our operations as a going concern. However, our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. We were incorporated on January 28, 2010, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Junior exploration companies often fail to achieve or maintain successful operations, even in favorable market conditions.

2. We are an exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on January 28, 2010, and have not started our proposed business or realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $123,138. Our ability to achieve and maintain profitability and positive cash flow is dependent upon finding a profitable exploration property, generating revenues; and reducing exploration costs.

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

Under the terms of the option agreement and the attendant amendments, Tiger has the right to acquire a 50% interest in the right and title to the Tiger gold property upon incurring exploration expenses of a minimum of $15,000 by May 31, 2012 (paid and completed except for the final report), incurring additional exploration expenses in the amount of $45,000 by May 31, 2014, and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2016. Failure by Tiger to make any of the payments or to incur the required exploration expenses will result in the loss of the option to acquire an interest in the property. Should we lose the option Tiger would have to cease operations. If we were to fail, after the exercise of the option, to make the required $25,000 annual payment as prepayment of the net smelter royalty we would be in default of section 5.1(c) of the option agreement and would have to remedy the default. If we failed to remedy the default this would result in the loss of the interest in the property and would force us to cease operations.

7 Our common stock is classed as a “penny stock”. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

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

8. We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

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

9. Upon completion of the phase I exploration program, each party to the option agreement will have the ability to decide as to whether they will carry on with phase II based on the recommendations of their own geological evaluation. If the phase I exploration program is successful and our geoscientists recommend that a phase II is recommended, should Kiukiang decide to not proceed to phase II and we elect to carry on, we will have to pay our share of the program as well as that of Kiukiang.

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

10. We may, in the future, issue additional common shares which would reduce investors' percentage of ownership and may dilute the value of our shares.

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

(a) Legal System - The Chinese use a civil law system based on written statutes. Unlike common law systems (the system in the U.S.), it is a system in which decisions in earlier legal cases do not generally have precedential value. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign, such as Tiger, invested enterprises in China. However, these laws, regulations and legal requirements remain relatively recent and are evolving rapidly; their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors such as the right of foreign invested enterprises to hold licenses and permits such as business licenses. Because our business activities are located outside the U.S., it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons or entities.

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

(c) Corporate Organization – When we commence mining operations, which means we would have successfully proven reserves in such quality and sufficient quantity to ensure for a profitable mining operation, we would form a joint venture with Kiukiang which may involve either the formation of a Sino-foreign or domestic Sino corporate entity. Continuing efforts are being made to improve civil, administrative, criminal and commercial law in China especially since its accession into the WTO. This includes the development of laws governing foreign investment in China, including a regime for Sino-foreign cooperative joint ventures and increased foreign participation in mineral resource exploration and mining. Conversely, the laws were recently changed such that there is no taxation benefit to having a wholly foreign owned enterprise which further demonstrates the ongoing evolution of the Chinese economic model and system. The interpretation and enforcement of the laws of the PRC involve uncertainties which could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, substantially all the assets of Sino corporations are located outside the U.S; as a result, there remains much uncertainty as to the future evolution of the laws in China and, therefore, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against any of these persons or corporations.

(d) General – Until we formally enter into a joint venture with Kiukiang and have proven reserves on the Tiger Property all of our success in China will, in part, be based on the actions of Kiukiang. The risk to investors is that Kiukiang mishandles critical phases of the exploration and/or development of the property into the future resulting in losses or damages to Tiger. In addition, investors in Tiger risk that the existing laws of China will change over time as the country becomes more capitalist oriented and that some of those changes will have a deleterious effect on Tiger and its operations in China. What happens to investment in China is a question that can only be answered with time. At some point in the future Tiger may have to rethink and reorganize our investment plans and projects to minimize the tax costs. However, it must also be recognized that tax rates in China remain attractive in comparison to many competing nations.

2. The Chinese Enterprise Income Tax Law may have a material impact on our operations effectively causing a form of ‘double taxation’ if we enter into a future formalized joint venture with Kiukiang.

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

On February 22, 2010, as amended on May 2, 2012, and May 20, 2013, we entered into an option agreement to finance a two-phase exploration program whereby we can earn a 50 percent or greater interest on a gold exploration and mining property known as the Tiger mining property located in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China, the beneficial owner, an arms-length Chinese corporation whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. The property is in good standing until December 8, 2015.

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2012 (paid in full and currently awaiting the final report on the work performed);
(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2014;
(c)

Tiger shall allot and issue 1,000,000 shares in the capital of Tiger to Kiukiang upon completion of a phase I exploration program as recommended by a competent geologist with the proviso that the report recommends further work be carried out on the Tiger property;

(d)	Tiger will pay to Kiukiang an annual royalty equal to three percent (3%) of Net Smelter Returns;
(e)	Upon exercise of the option, Tiger will pay to Kiukiang $25,000 per annum commencing on May 31, 2016, as prepayment of the NSR; and

(f)

Tiger has the right to acquire an additional 25% of the right, title and interest in and to the property by the payment of $10,000 and by incurring an additional $50,000 in exploration expenditures on or before May 31, 2015.

Further, the Agreement and the Option will terminate:

(a)	on May 31, 2014 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property;
(b)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2016, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

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

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with initial exploration of the Tiger property to determine if there are commercially exploitable deposits of gold. We planned a two-phase exploration program to properly evaluate the potential of the property and completed the physical work of the first phase and are awaiting the final engineering report on that work. We must conduct exploration to determine if gold exists and if any is found it can be economically extracted and profitably processed. We do not claim to have any ores or reserves whatsoever at this time.

Our portion of the phase I planned geological exploration program cost $20,000 (which is 50% of the totally budgeted cost of $40,000) and is a reflection of local costs for the specified type of work. Phase I required six weeks for the base work and an additional six months for analysis, evaluation of the work completed and the preparation of a report. Costs for phase I were made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. We will assess the results of this program upon receipt of an appropriate engineering or geological report which is currently expected to be in our hands in July, 2013. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising. No agreements to retain such an engineer or geoscientist have been entered into as of the date of this report. We had $913 in cash reserves as of February 28, 2013. Accordingly, we will not be able to proceed with the first phase of the exploration program without additional financing.

Phase II will not be carried out until late 2013 or the spring of 2014 and will be contingent upon favourable results from phase I and specific recommendations of a professional geoscientist based on those results. Favourable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by completing the next phase of exploration, makes a written recommendation that we proceed to the next phase of exploration, a resolution is approved by the Board indicating such work should proceed and that it is feasible to finance the next phase of the exploration. Phase II will be directed towards additional trenching on selected areas and further diamond drilling and may require up to six weeks work; total costs will be approximately $100,000, with Tiger’s portion being $50,000, comprised of wages, fees, trenching, diamond drilling, assays and related. The cost estimate is based on local costs for the specified type of efforts planned. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report.

The following Property Location Maps indicates approximately where the claim blocks are located west of Jiujiang City in north-western Jiangxi.

Heilongjiang
Jilin
Xinjiang
Inner Mongolia
C H I N A
Hebei
Qinghai
Shandong
Gansu
Jiangsu
Tibet
Anhui
Sichuan
Hubei
Zhejiang
Jiangxi
Hunan
Fujian
Guizhou
Taiwan
Yunnan
Guangxi
Guangdong
Hong Kong
Hainan

Tiger Jiujiang Mining

N
Jiangxi
江西
China
中国
Jiujiang
Nanchang

Figure 1 – Map of location of Jiangxi Province in China

Jiujiang
Tiger Jiujiang Mining
Boyang Lake
Nanchang
Yichun
Xinyu
Pingxiang
Ji'an
Tathe
Ganzhou
Ruijin

HUBEI
Yangtze River
Dengjiashan Gold Mine
Zhulintang Gold Mine
Huangjin
Red Lake
Wujia Gold Mine
Wushan Copper Mine
Baiyang Gold/Silver Mine
Tiemenkan Gold
Gangnan Gold Mine
Nanyang
Yangjishan Gold Mine
Ruichang
Tiger Jiujiang Mining
Gaofeng

Figure 2 – Tiger Mining Property – General Location

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

Or portion of phase I of the recommended geological exploration program cost $20,000 of a total $40,000 planned expenditure with the balance being funded by Kiukiang based on the Report which is a reflection of local costs for the specified type of operation. We had $913 in cash reserves as of February 28, 2013. Accordingly, we will not be able to proceed with the next phase of the exploration program without additional financing.

We retained the services of the Jiangxi Geological and Engineering Company and Mr. Poon prior to commencement of work to complete the first phase of the work program. We will assess the results of this program upon receipt of the report. The parties to the option agreement agreed that Tiger would control the exploration work and that Kiukiang would contract for and carry out the physical work under the supervision of Tiger. They are located in the area and have ready access to labor and equipment and are familiar with local conditions.

Initially, we ran a grid over a portion of the property and reviewed maps of the results of past geological and geochemical programs correlating all past information to our grid, then completed a geological survey to evaluate certain specific targets previously identified.

The laying out of a grid and line cutting involved the physical cutting of any underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land as well as a depiction of what may have been found in relation to the property boundaries. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not.

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geoscientist takes different measurements of the various physical and geological properties of the rocks and interprets the results in terms of what we seek. These methods include magnetic, electrical and seismic measurements. He then interprets all the data obtained, plots it on the map he has generated and provides his best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase.

Previously run magnetometer and VLF-EM (very low frequency electromagnetic surveys) will be used as an aid to mapping and structural interpretation and may assist in locating gold and the delineation of the various physical properties of the rock which can be used as pointers towards whether gold may be present or not. Anomalies will be evaluated closely to help in determining their economic potential.

Phase 1 began by establishing a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We then related previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations have been tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold. We then compare relative concentrations of gold, silver, lead and other indicator metals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

Phase II will not be carried out until late 2013 or the Spring of 2014 and will be contingent upon favourable results from phase I and any specific recommendations of the report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I but initial estimates are that the second phase may require up to six weeks work and will cost approximately $100,000 in total (Tiger’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. A further three to four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

Over the next year we intend to review the results of the first phase of the exploration plan on our optioned property which was obtained through an option agreement with Kiukiang Gold Mining Company, the beneficial owner and then to determine if it is our best interests to proceed with longer term exploration. If that is the case and we determine we will carry on with phase II, we will need to raise sufficient additional capital for the work plus sufficient for our administrative operations and working capital through the sale of Tiger’s equity shares in the form of a private placement or public offering, loans or advances from officers or directors or others or convertible debentures.

Our plan of operation for the period through February 28, 2014, is:

March to June, 2013 – Tiger will maintain its business and will remain compliant with regulatory requirements.

July to October, 2013 – We and Kiukiang will review the engineering results of the phase I portion of our planned exploration program and will engage a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to make his own recommendations independent of the Kiukiang report. We will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are estimated at $50,000 ($100,000 being the total budget and currently planned cost of phase II). If the report advises abandoning the property as having little or no value, we will terminate the option.

October, 2013, to February 28, 2014 – assuming the report recommends carrying forward with phase II, we will work to obtain the funding needed. In the event the report were to recommend against further work, we would use this period to investigate other mining opportunities that may be presented or made available to us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our last annual general meeting was held on August 24, 2012, at which time stockholders approved the following actions:

  received and approved the financial statements of the Corporation for its financial year ended February 29, 2012, together with the report of the independent auditors thereon;
  fixed the number of directors at one for the coming year;
  elected Chang Ya-Ping to serve as a director until the next annual general meeting of shareholders or until her successor(s) is/are elected or appointed;
  ratified the appointment of Gruber & Associates, L.L.C., as independent auditors of the Corporation for the financial year ended February 28, 2013.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS and ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock became available for quotation on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol “TIGY” on October 10, 2012. The market for our common shares is limited and can be volatile. The following table sets forth the high and low bid prices of our common stock on a quarterly basis for the periods indicated as quoted on the OTC-BB. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
November 30, 2012	$0.05	$0.05
February 28, 2013	$0.05	$0.05

As of the date of this report, the shareholders’ list of our common shares showed 41 registered shareholders holding 8,500,000 shares with no shares being held by broker-dealers. There are 8,500,000 shares issued and outstanding.

Our common shares are issued in registered form through our stock transfer agent VStock Transfer, LLC. of 77 Spruce St., Ste 201, Cedarhurst, NY 11516. They can be contacted by telephone at 1-855-987-8625.

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

We were incorporated in the State of Wyoming on January 20, 2010, as Tiger Jiujiang Mining, Inc. and established a fiscal year end of February 28. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan 804. Our telephone number is (888) 755-9766. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Tiger Mining Property - Physiography, Location and Access

We refer the reader to pages 14 and 15 of this report for maps as to the relative location of Tiger’s mining property. The Tiger property is located 20 km west of Ruichang City which is approximately 400 km west of Shanghai and is governed under the Ruichang Township of Jiujiang Province.

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

Or portion of phase I of the recommended geological exploration program cost $20,000 of a total $40,000 planned expenditure with the balance being funded by Kiukiang based on the Report which is a reflection of local costs for the specified type of operation. We had $913 in cash reserves as of February 28, 2013. Accordingly, we will not be able to proceed with the next phase of the exploration program without additional financing.

We retained the services of the Jiangxi Geological and Engineering Company and Mr. Poon prior to commencement of work to complete the first phase of the work program. We will assess the results of this program upon receipt of the report. The parties to the option agreement agreed that Tiger would control the exploration work and that Kiukiang would contract for and carry out the physical work under the supervision of Tiger. They are located in the area and have ready access to labor and equipment and are familiar with local conditions.

Initially, we ran a grid over a portion of the property and reviewed maps of the results of past geological and geochemical programs correlating all past information to our grid, then completed a geological survey to evaluate certain specific targets previously identified. The laying out of a grid and line cutting involved the physical cutting of any underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land as well as a depiction of what may have been found in relation to the property boundaries. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not.

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geoscientist takes different measurements of the various physical and geological properties of the rocks and interprets the results in terms of what we seek. These methods include magnetic, electrical and seismic measurements. He then interprets all the data obtained, plots it on the map he has generated and provides his best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase.

Previously run magnetometer and VLF-EM (very low frequency electromagnetic surveys) will be used as an aid to mapping and structural interpretation and may assist in locating gold and the delineation of the various physical properties of the rock which can be used as pointers towards whether gold may be present or not. Anomalies will be evaluated closely to help in determining their economic potential.

Phase 1 began by establishing a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We then related previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations have been tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold. We then compare relative concentrations of gold, silver, lead and other indicator metals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

Phase II will not be carried out until late 2013 or the Spring of 2014 and will be contingent upon favourable results from phase I and any specific recommendations of the report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I but initial estimates are that the second phase may require up to six weeks work and will cost approximately $100,000 in total (Tiger’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. A further three to four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Over the next year we intend to review the results of the first phase of the exploration plan on our optioned property which was obtained through an option agreement with Kiukiang Gold Mining Company, the beneficial owner and then to determine if it is our best interests to proceed with longer term exploration. If that is the case and we determine we will carry on with phase II, we will need to raise sufficient additional capital for the work plus sufficient for our administrative operations and working capital through the sale of Tiger’s equity shares in the form of a private placement or public offering, loans or advances from officers or directors or others or convertible debentures.

Our plan of operation for the period through February 28, 2014, is:

March to June, 2013 – Tiger will maintain its business and will remain compliant with regulatory requirements.

July to October, 2013 – We and Kiukiang will review the engineering results of the phase I portion of our planned exploration program and will engage a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to make his own recommendations independent of the Kiukiang report. We will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are estimated at $50,000 ($100,000 being the total budget and currently planned cost of phase II). If the report advises abandoning the property as having little or no value, we will terminate the option.

October, 2013, to February 28, 2014 – assuming the report recommends carrying forward with phase II, we will work to obtain the funding needed. In the event the report were to recommend against further work, we would use this period to investigate other mining opportunities that may be presented or made available to us.

Results of Operations

		Year Ended		Year Ended
		Feb. 28		Feb. 29
		2013		2012
Revenue	$	Nil	$	Nil
Operating Expenses		$74,130		$23,961
Net Profit (Loss)		$(74,130)		$(23,961)

COMMON SHARES: Since inception we have used common stock, an advance from a related party and a loan from an arms length party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended February 28, 2013, was $95,930 as the result of an advance from a related party of $20,000, the repayment of a loan payable of ($24,070) and the sale of 2,000,000 shares of common stock offered through our registration statement and prospectus dated December 9, 2011. In the fiscal year ended February 29, 2012, cash flows from financing activity was a $19,070 as the result of an advance of $15,000 from a related party and a loan of $4,070. Net cash provided by financing activities from inception on January 28, 2010, was $120,000, all proceeds received from sales of our common stock.

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended February 28, 2013, and 2009 are outlined in the table below:

			January 20, 2010
	Year ended	Year Ended	(inception) to
	February 28,	February 29,	February 28,
	2013	2012	2013
Mineral exploration	$20,000	$0	$20,000
Professional fees	26,406	6,878	48,194
Office / Administration expenses	6,023	6,304	14,164
Entertainment and public relations costs	4,970	2,853	10,700
Travel	1,783	1,569	3,894
Transfer agent fees	3,897	0	3,897
Filing Fees	11,051	6,357	22,334
Total expenses	74,130	23,961	123,183
Net loss	$(74,130)	$(23,961)	$(123,183)

During the year ended February 28, 2013, Tiger incurred operating expenses of $74,130 as compared to $23,961 for the similar period last year ending on February 29, 2012, and a total of $123,183 for the period from inception on January 20, 2010, to February 28, 2013. The significant increase that occurred in the most recently completed fiscal year is the result of Tiger’s commencement of operations.

The costs incurred can be further subdivided into the following categories.

MINERAL EXPLORATION COSTS: Tiger incurred $20,000 in completing the first phase of exploration work on the Tiger mining property for the fiscal year ended on February 28, 2013, as compared to $0 (nil) for the previous fiscal year ending on February 29, 2012. From inception to February 28, 2013, we have incurred $20,000 in mineral exploration costs. This expense category will vary depending on general exploration activities in the future.

PROFESSIONAL FEES: Tiger incurred $26,406 in professional fees for the fiscal year ended on February 28, 2013, as compared to $6,878 for the previous fiscal year ending on February 29, 2012. From inception to February 28, 2013, we have incurred $48,194 in professional fees mainly spent on legal and accounting matters as well as certain costs related to quotation services and trading of shares. This expense category will vary depending more on corporate capital raising activities than any other activity and was significant this year with commencement of our business plan and securing quotation capabilities for our stock.

OFFICE & ADMINISTRATIVE EXPENSES: $6,023 in office costs were incurred in the past year. By comparison, $6,304 was incurred for previous fiscal period ended February 29, 2012. From inception through February 28, 2013, a total of $14,164 has been spent on office related expenses. These costs should generally remain similar from year to year.

ENTERTAINMENT AND PUBLIC RELATIONS COSTS: $4,970 in entertainment and public relations expenses were incurred in fiscal year under review while $2,853 was incurred for the period ending on February 29, 2012. For the period January 20, 2010, (inception) through February 28, 2013, Tiger has spent a total of $10,700 on entertainment and public relations and related costs.

TRAVEL COSTS: $1,783 in travel expenses were incurred in fiscal year under review while $1,569 was incurred for the period ending on February 29, 2012. For the period January 20, 2010, (inception) through February 28, 2013, Tiger has spent a total of $3,894 on travel costs.

TRANSFER AGENT FEES: Tiger incurred $3,897 in transfer agent fees for the fiscal year ended on February 28, 2013, as compared to $0 (nil) for the previous fiscal year ending on February 29, 2012. From inception to February 28, 2013, we have incurred $3,897 in transfer agent fees. This expense category will vary depending on corporate capital raising activities.

FILING FEES: We incurred $11,051 in regulatory filing costs for the year ended February 28, 2013, and $6,357 for the period ending on February 29, 2012. From inception through ending on February 28, 2013, $22,334 was recorded for various filing fees including EDGAR and other related expenses. The category was higher this year as a result of additional regulatory filings. This category will vary and be dependent on the level of corporate filings and other regulatory issues.

RESEARCH AND DEVELOPMENT: Tiger has not incurred any expenses for research and development since inception on January 20, 2010.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on February 28, 2013, and none were incurred in the previous fiscal year ending on February 29, 2012. From inception to February 28, 2013, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2012 - 2013 or from the date of inception.

At the end of the fiscal year under review, February 28, 2013, Tiger had 8,500,000 common shares issued and outstanding. At the date of this report, Tiger had 8,500,000 common shares issued and outstanding as a result of having sold 2,000,000 common shares under its prospectus dated October, 26, 2011, and which became effective on December 8, 2011, which shares were sold during the fiscal year.

Liquidity and Financial Condition

Working Capital

	At February 28,	At February 29,
	2013	2012
Current Assets	$1,012	$262
Current Liabilities	4,150	29,270
Working Capital	$(3,138)	$(29,008)

Cash Flows

	At February 28,	At February 29,
	2013	2012
Net Cash Used in Operating Activities	$(95,279)	$(21,946)
Net Cash Provided by (Used In) Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	95,930	19,070
Increase (Decrease) In Cash During The Period	$651	$(2,876)

As of February 28, 2013, our company had a working capital deficit of $3,138.

Use of Proceeds

Net cash provided by financing activities from inception on January 20, 2010, to February 28, 2013, was $120,000 as a result of proceeds received from the sale of our common stock,. During that same period, the following table indicates how those proceeds have been spent to date:

Mineral exploration	$20,000
Professional fees	48,194
Office / Administration expenses	14,164
Entertainment and public relations costs	10,700
Travel	3,894

Transfer agent fees	3,897
Filing Fees	22,334
Total Use of Proceeds to February 28, 2013	$123,183

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2013 - 2014. Management projects that we may require $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$75,000
Phase II exploration program	50,000
Working Capital	75,000
Total	$200,000

As at February 28, 2013, we had a working capital deficit of $3,138. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended February 28, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at February 28, 2013.

Financial Instruments
At February 28, 2013, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Earnings (Loss) per Common Share
The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding; basic loss per share excludes the impact of common stock equivalents. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis, i.e., it utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the year ended February 28, 2013, and for the period January 20, 2010 (date of inception), through February 28, 2013, there were no variances between the basic and diluted loss per share as there were no potential dilutive securities.

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

In June 2012, the FASB issued ASU 2012-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2012. ASU 2012-05 became effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2012-05 is not expected to have a material impact on our financial position or results of operations.

In May 2012, the FASB issued ASU 2012-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which is effective for annual reporting periods beginning after December 15, 2012. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2012-04 became effective for the Company on December 1, 2012. We are currently evaluating ASU 2012-04 and have not yet determined the impact that adoption will have on our financial statements.

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

ITEM 7A.QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ending February 28, 2013, and February 29, 2012, and from inception on January 20, 2010 to February 28, 2013, immediately follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tiger Jiujiang Mining, Inc.

We have audited the accompanying balance sheets of Tiger Jiujiang Mining, Inc. (an exploration stage company) as of February 28, 2013, and February 29, 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended February 28, 2013, and February 29, 2012, and for the period from January 10, 2010 (date of inception), through February 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tiger Jiujiang Mining, Inc. as of February 28, 2013, and February 29, 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended February 28, 2013 and February 29, 2012, and for the period from January 10, 2010 (date of inception), through February 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Gruber & Company, LLC
Saint Louis, Missouri
May 20, 2013

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Balance Sheets

	February28,2013	February29,2012
	Audited	Audited

Assets

Current assets
Cash and cash equivalents	$913	262
Prepaid expenses	99	0

Liabilities and Stockholders' Equity (Deficit)	1,012	262

Current liabilities
Accrued expenses	4,150	5,200
Loan payable	0	4,070
Due to related party (Note 5)	0	20,000
Total current liabilities	4,150	29,270

Stockholders' equity (deficit)
Common stock, 400,000,000 shares authorized, par value $0.001, 8,500,000 and 6,500,000 shares issued and outstanding respectively (Note 4)	8,500	6,500
Additional paid-in capital	111,500	13,500
Deficit accumulated during the exploration stage	(123,138)	(49,008)
Total stockholders' equity (deficit)	(3,138)	(29,008)

Total liabilities and stockholders' equity (deficit)	$1,012	262

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Operations

					For the period
					January 10, 2010
					(date of inception)
		Year ended		Year ended	through
		February 28, 2013		February 29, 2012	February 28, 2013

Revenues	$	---	$	---	---

Expenses
Mineral exploration		20,000		0	20,000
Professional fees		26,406		6,878	48,194
Office / Administration expenses		6,023		6,304	14,164
Entertainment and public relations costs		4,970		2,853	10,700
Travel		1,783		1,569	3,894
Transfer agent fees		3,897		0	3,897
Filing Fees		11,051		6,357	22,334

Total expenses		74,130		23,961	123,183

Netl oss		$(74,130)		$(23,961)	(123,183)

Basic and diluted loss per common share		$(0)		$(0)

Weighted average number of common shares used in per share calculations		8,500,000		6,500,000

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity

							Deficit
							accumulated
	Common		Additional		Other		during the	Total
	shares	Common	paid-in		Comprehensive		exploration	stockholders'
	outstanding	stock	capital		Loss		stage	equity (deficit)
Common shares issued for cash	6,500,000	$6,500	$13,500	$	---	$	---	$20,000
Net loss for the year	---	---	---		---		(3,670)	(3,670)

Balance, February 28, 2010	6,500,000	$6,500	$13,500		$0		$(3,670)	$16,330
Net loss for the year	---	---	---		---		(21,377)	(21,377)
Balance, February 28, 2011	6,500,000	$6,500	$13,500		$0		$(25,047)	$(5,047)
Net loss for the year	---	---	---		---		(23,961)	(23,961)
Balance, February 29, 2012	6,500,000	$6,500	$13,500		$0		$(49,008)	$(29,008)
Common shares issued for cash	2000000	2000	98000		---		---	100000
Net loss for the year	---	---	---		---		(74,130)	(74,130)
Balance, February 28, 2013	8,500,000	$8,500	$111,500		$0		$(123,138)	$(3,138)

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Cash Flows

						For the period
						January 28, 2010
						(date of inception)
		Year ended		Year Ended		through
		February 28, 2013		February 29, 2012		February 28, 2013

Cash flows used for operating activities
Net loss		$(74,130)		$(23,961)		$(123,138)

Adjustments to reconcile net loss to net cash provided by operating activities:		0		0		0

Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses		(99)		0		(99)
Increase (decrease) in accrued expenses		(21,050)		2,015		4,150

Cash flows used for operating activities		(95,279)		(21,946)		(119,087)

Cash flows from financing activities
Advance from a related party (due to a related party)		20,000		15,000		0
Loan payable (repayment of loan payable)		(24,070)		4,070		0
Proceeds from issuance of common stock		100,000		0		120,000

Cash flows from financing activities		95,930		19,070		120,000

Increase in cash and cash equivalents		651		(2,876)		913

Cash and cash equivalents - Beginning of period		262		3,138		---

Cash and cash equivalents - End of period		$913		$262		$913

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities
		---		---		---

Seeaccompanyingnotestofinancialstatements

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2013

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

Tiger is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards ASC Topic 915, Accounting and Reporting by Development Stage Enterprises. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from January 28, 2010 (date of inception), to February 28, 2013.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

Our financial statements at February 28, 2013, and for the period from January 28, 2010 (date of inception), to February 28, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $123,138 for the period from January 28, 2010 (date of inception), to February 28, 2013. It has not generated revenues, no revenues are anticipated until we begin removing and selling gold and there is no assurance that a commercially viable deposit exists on the mineral property that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
FEBRUARY 28, 2013

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

As of February 28, 2013, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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
FEBRUARY 28, 2013

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $123,138 as of February 28, 2013, that will be offset against future taxable income. The available net operating loss carry forwards of approximately $123,138 expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period January 28, 2010 (date of inception), through February 28, 2013, there were no potential dilutive securities.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2013

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment” We will recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. Tiger did not grant any new employee options and no options were cancelled or exercised during the period January 28, 2010 (date of inception), through February 28, 2013. As of February 28, 2013, there were no options outstanding.

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

Start-up expenses

The Company has adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our formation have been included in our general and administrative expenses for the period from January 28, 2010 (date of inception), through February 28, 2013.

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
FEBRUARY 28, 2013

Note 3 – Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011and which became effective for the Company on February 29, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 did not have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 did not have a material impact on our financial position or results of operations.

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

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-8 an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the twostep goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. The adoption of this accounting pronouncement may have a material effect on our financial statements.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of the guidance may have a material impact on our financial statements.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2013

Note 3 – Summary of Significant Accounting Policies (continued)

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

There are no other new accounting pronouncements adopted or enacted during the twelve months ended February 28, 2013, that had, or are expected to have, a material impact on our financial statements.

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

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2013

Note 4 – Common stock transactions (continued)

Activity for the period March 1, 2012, to February 28, 2013

On June 15, 2012, the Company issued 2,000,000 shares of common stock at a price of $0.05 per share under an S-1 registration statement dated October 26, 2011, which became effective on December 8, 2011, and for which subscriptions were received in April and May, 2012 and for which the Corporation considered the issuance to have closed on April 30, 2012 As of the date of this report there are 8,500,000 shares issued and outstanding.

Note 5 – Related party transactions

The Company issued a total of 5,000,000 shares of its restricted common stock to its director for $5,000 ($0.001 per share) as founder shares. (Note 4).

A director and senior officer of the Company had advanced $20,000 by way of non-interest bearing loans with no fixed terms of repayment. The loans were repaid out of excess proceeds of the Company’s initial public offering only after all the stated use of proceeds had been satisfied.

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
FEBRUARY 28, 2013

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

Note 8 – Effective Date of Registration Statement

On October 26, 2011, we filed an amended S-1 registration statement which became effective on December 8, 2011, for the sale of a minimum of 1,000,000 and a maximum of 2,000,000 shares of common stock at a price of $0.05 per share and the resale of up to 1,500,000 previously issued shares. The Company completed the offering with 2,000,000 shares being sold under the registration statement and initial public offering to 35 investors. Treasury orders were issued on June 15, 2012, and all shares delivered to the named shareholders. As of the date of this report, Tiger has 8,500,000 shares issued and outstanding as held by 41 shareholders.

Note 9 – Subsequent Events

On February 22, 2010, as amended on May 2, 2011, and as further amended on May 22, 2013, we entered into an option agreement to finance a two-phase exploration program whereby we can earn a 50 percent or greater interest in the Tiger gold exploration property in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China, the beneficial owner, an arms-length Chinese corporation whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. The property is in good standing until December 8, 2015.

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

As of February 28, 2013, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief financial and chief executive officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended February 28, 2013, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of February 28, 2013, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of February 28, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2013, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

Name	Position Held	Age	Date First Elected
Chang Ya-Ping	Chief Executive Officer Chief Operating Officer Chief Financial Officer Director	48	January 20, 2010

Ms. Chang Ya-Ping, who has held her office/position since January 28, 2010. None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Ms. Chang, spent approximately 10% of her time (approximately 6 hours per week) on the affairs of Tiger. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chang Ya-Ping: Ms. Chang is a director and serves as President and is a private businesswoman. She is the former owner of a successful chain of restaurants in Taiwan and mainland China and holds the Chinese equivalency of a Master of Business Administration from Tajen University in Taiwan having spent ten years as a banking executive with First National Trust of Taiwan. She is currently involved in real estate investments and has been a private investor in various start-up companies in Taiwan, China and Southeast Asian countries for the past five years. This is her first undertaking as a director of a public corporation.

Ms. Chang has been a private investor for the past five years and has not been employed by any entity during that period. After university graduation she commenced working for First National Trust of Taiwan in 1986 as a Branch Manager rising to the post of Executive Vice President leaving the corporation for private enterprise in 1996. From 1996 to 2002 she was the owner of a chain of 18 dim sum restaurants in Taiwan operating under the name Golden Dragon. In late 2002 she went into the real estate market acquiring a number of commercial income properties and remains in that business to this day under the name Chung Sho Holdings Corporation, a private Taiwanese corporation. She has been an ‘angel’ investor since 2004 and has been an investor in a number of smaller private gold mining projects in Taiwan and China. In addition, she also manages the Chang family trust and has done so since 1991.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

Name	Number of	Number of Transactions	Failure to File
	Late Reports	Not Reported on a	Required
		Timely Basis	Forms
Chang Ya-Ping	2(1)	2(1)	2

(1) Chang Ya-Ping failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities and failed to file a Form 5 – Annual Statement of Changes in Beneficial Ownership.

Code of Ethics

Our board of directors on February 22, 2010, adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. Our Code of Business Conduct and Ethics Program was filed as an exhibit to our Form S-1 filed with the SEC on October 26, 2011. A copy will be sent without charge to anyone requesting a copy by contacting us at our principal office by letter or e-mail.

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

ITEM 11. EXECUTIVE COMPENSATION

(a) General

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended February 28, 2013, February 29, 2012, and 2011; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2013, February 29, 2012, and 2011;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

	Fiscal					Options
Name and	Year End			Stock	Securities	Awards (Value	Total
Principal	Feb. 28 or			Awards	Underlying	of Options) ($)	Compen-
Position	29	Salary	Bonus	($)	Options	(5)	sation
Chang Ya- Ping – Pres. & Director	2013	$0	$0	$0	Nil	$0	$0
Chang Ya- Ping – Pres. & Director	2012	$0	$0	$0	Nil	$0	$0
Chang Ya- Ping – Pres. & Director	2011	$0	$0	$0	Nil	$0	$0

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

	Name and Address of Beneficial	Amount & Nature of	Percentage
Title of Class	Owner [1] [2] [4]	Beneficial Ownership [3]	of Class
common stock	Chang Ya-Ping 6th Fl, No.81 Meishu East 6 Rd. Kaohsiung, Taiwan 804	5,000,000 Beneficial Owner	58.1%

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

[3]	As of February 28, 2013, and the date of this report.
[4]

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of February 28, 2013, and the date of this report, there were 8,500,000 shares of our common stock issued and outstanding.

(b) Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with Tiger. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

	Name and Address of Beneficial	Amount & Nature of	Percentage
Title of Class	Owner [1] [3]	Beneficial Ownership [2]	of Class
common stock	Chang Ya-Ping 6th Fl, No.81 Meishu East 6 Rd. Kaohsiung, Taiwan 804 Director and officer since January 20, 2010	5,000,000	58.1%

[1]	As of February 28, 2013, and the date of this report.
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

The directors, officers and other members of management of Tiger, as a group beneficially own, directly or indirectly, 5,000,000 of our common shares, representing 58.1% of the total issued and outstanding securities of Tiger as of February 28, 2013, and the date of this report

There are no outstanding stock options.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVIVES

The aggregate fees billed for the most recently completed fiscal year ended February 28, 2013, and for fiscal year ended February 29, 2012, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 28,	February 29,
	2013	2012
Audit Fees	$6,000	$6,000
Audit Related Fees	NIL	NIL
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$6,000	$6,000

Audit Fees: The aggregate fees billed for the fiscal year ended February 28, 2013, for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our quarterly statements were approximately $6,000 as compared to $6,000 for the similar period of the preceding fiscal year and for the period from inception on January 20, 2010, to February 28, 2013, the amount was approximately $18,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ending on February 28, 2013, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on January 20, 2010, to February 28, 2013, the amount was $0.

37

Tax Fees: The aggregate fees billed for the fiscal years ended February 28, 2013, and February 29, 2012 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on January 20, 2010, to February 28, 2013, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended February 28, 2013, and February 29, 2012 for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on January 20, 2010, to February 28, 2013, the amount was approximately $0.

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
1.1 *

S-1 Offering Statement dated October 26, 2011, including audited financial statements for the fiscal year ended February 28, 2011 (incorporated by reference from our registration statement on Form S-1 filed on October 26, 2011

(2)	General
3.1 *	Articles of Incorporation of Tiger Jiujiang Mining, Inc.
3.2 *	Bylaws of Tiger Jiujiang Mining, Inc.
4.1 *	Specimen Stock Certificate
10.1 *	Option To Purchase And Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company
10.2 **	Amendment to Option to Purchase and Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company dated May 2, 2012
10.3	Second Amendment to Option to Purchase and Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company dated May 20, 2013
99.2 *	Code of Business Conduct and Ethics and Compliance Program

(31)	Section 302 Certification
31.1	Section 302 Certification - Certification of Chang Ya-Ping as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Section 302 Certification - Certification of Chang Ya-Ping as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1	Section 906 Certification - Certification of Chang Ya-Ping as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 906 Certification - Certification of Chang Ya-Ping as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  Filed herewith
  * Incorporated by reference to S-1 Registration Statement filed on May 14, 2010
  ** Incorporated by reference to S-1/A registration statement filed on June 13, 2012

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

Date: May 29, 2013

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

Date: May 29, 2013