Form 10-Q
period 2013-05-31
TIGER JIUJIANG MINING, INC.
filed 2013-07-12
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended May 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,500,000 shares of Common Stock as of the date of this periodic report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $425,000 based on the selling price of the shares of the Corporation in its latest registration statement and the last quoted selling price on the Over-The-Counter Bulletin Board (OTC-BB) under the symbol “TIGY”. We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format.
Yes [   ]      No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Balance Sheets
May 31, 2013

	May31,2013	May31,2012	February28,2013
	(Unaudited)	(Unaudited)	(Audited)

Assets

Current assets
Exploration Advance	$0	20,000	$0
Cash and cash equivalents	105	220	1,012
	$105	$20,220	$1,012

Liabilities and Stockholders' Deficit

Current liabilities
Accrued expenses	14,909	16,478	4,150
Due to non-related party	0	29,070	0
Due to related party	0	15,000	0
Total current liabilities	14,909	60,548	4,150

Stockholders' equity
Common stock, 400,000,000 shares authorized, par value $.001, 8,500,000 shares issued and outstanding	8,500	6,500	8,500
Additional paid-in capital	111,500	13,500	111,500
Deficit accumulated during the exploration stage	(134,804)	(60,328)	(123,138)
Total stockholders' equity	(14,804)	(40,328)	(3,138)

Total liabilities and stockholders' equity	$105	$20,220	$1,012

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Operations

						For the period
						January 28, 2010
		For the		For the		(date of inception)
		three months ended		three months ended		through
		May 31, 2013		May 31, 2012		May 31, 2013

Revenues	$	---	$	---	$	---

Expenses
Mineral exploration		0		0		20,000
Consulting & professional fees		2,140		1,324		50,334
Office expenses		4,655		2,627		18,819
PR, entertainment and meal costs		608		2,769		11,308
Travel		2,578		1,562		6,427
Transfer agent		495		0		4,392
Filing fees		1,190		3,038		23,524

Total expenses		11,666		11,320		134,804

Net loss		$(11,666)		$(11,320)		$(134,804)

Basic and diluted loss per common share		$(0.00)		$(0.00)	$

Weighted average number of common shares used in per share calculations		8,500,000		6,500,000

Seeaccompanyingnotestofinancialstatements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statement of Changes in Stockholders' Equity

									Deficit
									accumulated
	Common				Additional		Other		during the	Total
	shares		Common		paid-in		Comprehensive		exploration	stockholders'
	outstanding		stock		capital		Loss		stage	equity

Common shares issued for cash	6,500,000		$6,500		$13,500	$	---	$	---	$20,000

Net loss for the year	---		---		---		---		(3,670)	(3,670)

Balance, February 28, 2010	6,500,000		$6,500		$13,500		$0		$(3,670)	$16,330

Net loss for the year 2011	---		---		---		---		(21,377)	(21,377)

Balance, February 28, 2011	6,500,000		$6,500		$13,500		$0		$(25,047)	$(5,047)

Net loss for the year 2012	---		---		---		---		(23,961)	(23,961)

Balance, February 29, 2012	6,500,000		$6,500		$13,500		$0		$(49,008)	$(29,008)

Common shares issued for cash	2,000,000		2,000		98,000		---		---	100,000

Net loss for the year	---	$	---	$	---	$	---		$(74,130)	$(74,130)

Balance, February 28, 2013	8,500,000		$8,500		$111,500		$0		$(123,138)	$(3,138)

Net loss for the quarter ended May 31, 2013	---		---		---		---		(11,666)	(11,666)

Balance, May 31, 2013	8,500,000		$8,500		$111,500		$0		$(134,804)	$(14,804)

See accompanying notes to financial statements

Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Cash Flows

						For the period
						January 28, 2010
		For the		For the		(date of inception)
		three months ended		three months ended		through
		May 31, 2013		May 31, 2012		May 31, 2013

Cash flows used for operating activities
Net loss		$(11,666)		$(11,320)		$(134,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
		0		0		0
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses		99				0
Increase (decrease) in accrued expenses		10,759		11,278		14,909

Cash flows used for operating activities		(808)		(42)		(119,895)

Cash flows from financing activities
Advance from a related party		0		0		0
Advance from a non-related party		0		20,000		0
Proceeds from issuance of common stock		0		0		120,000

Cash flows from financing activities		0		20,000		120,000

Cash flows from investing activities Exploration advance		-		(20,000)		-

Cash flows from investing activities		-		(20,000)		-

Increase in cash and cash equivalents		(808)		(42)		105

Cash and cash equivalents - Beginning of period		913		262		---

Cash and cash equivalents - End of period		$105		$220		$105

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---	$	---
Income taxes paid		---		---		---

Non-cash financing activities		---		---		---

See accompanying notes to financial statements

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2013

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

Tiger is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards ASC Topic 915, Accounting and Reporting by Development Stage Enterprises. It is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from January 28, 2010 (date of inception), to May 31, 2013.

Note 2 – Basis of Presentation and Going Concern

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the United States dollar, and the financial statements are presented in United States dollars.

Our financial statements at May 31, 2013, and for the period from January 28, 2010 (date of inception), to May 31, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $134,804 for the period from January 28, 2010 (date of inception), to May 31, 2013. It has not generated revenues, no revenues are anticipated until we begin removing and selling gold and there is no assurance that a commercially viable deposit exists on the mineral property that we have under option. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
MAY 31, 2013

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

As of May 31, 2013, the Company has not established any proven or probable reserves on its mineral properties and has incurred no acquisition or exploration costs.

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
MAY 31, 2013

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totalling approximately $134,804 as of May 31, 2013, that will be offset against future taxable income. The available net operating loss carry forwards of approximately $134,804 expire in various years through 2030. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC Topic “Earnings per Share”. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the period January 28, 2010 (date of inception), through May 31, 2013, there were no potential dilutive securities.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2013

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic “Share-Based Payment” We will recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. Tiger did not grant any new employee options and no options were cancelled or exercised during the period January 28, 2010 (date of inception), through May 31, 2013. As of May 31, 2013, there were no options outstanding.

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

Start-up expenses

The Company has adopted ASC Topic “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our formation have been included in our general and administrative expenses for the period from January 28, 2010 (date of inception), through May 31, 2013.

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

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2013

Note 3 – Summary of Significant Accounting Policies (continued)

Recently Adopted and Recently Enacted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

  Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
  Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRS. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2013

Note 3 – Summary of Significant Accounting Policies (continued)

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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
MAY 31, 2013

Note 4 – Common stock transactions (continued)

Activity for the period March 1, 2010, to February 28, 2011

No shares were issued during the period.

Activity for the period March 1, 2011, to February 29, 2012

No shares were issued during the period.

Activity for the period March 1, 2012, to February 28, 2013

On June 15, 2012, the Company issued 2,000,000 shares of common stock at a price of $0.05 per share under an S-1 registration statement dated October 26, 2011, which became effective on December 8, 2011 and for which subscriptions were received in April and May, 2012 and for which the Corporation considered the issuance to have closed on April 30, 2012.

Activity for the period March 1, 2013, to May 31, 2013

No shares were issued during the period.

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

TIGER JIUJIANG MINING, INC.
(A Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2013

Note 6 – Commitments (continued)

Further, the Agreement and the Option will terminate:

(a)	on May 31, 2012 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a minimum of US $20,000 on the Property (paid on May 31, 2012);
(b)	on May 31, 2014 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property;
(c)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2016, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING MAY 31, 2013, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 29, 2012.

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

On February 22, 2010, as amended on May 2, 2011, and May 22, 2013, we entered into an option agreement to finance a two-phase exploration program whereby we can earn a 50 percent or greater interest in the Tiger gold exploration property in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China, the beneficial owner, an arms-length Chinese corporation, whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. The property is in good standing until December 8, 2016.

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2012 (paid and work completed but report remains pending);
(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2014;
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

Further, the Agreement and the Option will terminate:

(a)	on May 31, 2012 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of US $20,000 on the Property (paid May 31, 2012);
(b)	on May 31, 2014 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property;
(c)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2016, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

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

To date we have completed the field work portion of the first phase work program on the Tiger property but do not anticipate receiving the finalized report until approximately August, 2013; we have not spent any money on research and development activities. Tiger is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

The reader of this periodic report is directed to our annual report on Form 10-K filed on May 29, 2013, for further discussion of the property, mineral exploration in China, maps, geology and other background information on the optioned property.

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

We anticipated that our portion of the phase I planned geological exploration program would cost $20,000 (which is 50% of the totally budgeted cost of $40,000; we advanced our portion of the required funding on May 31, 2012) which is a reflection of local costs for the specified type of work. Phase I commenced on August 13, 2012, and required six weeks for the base work which was completed on September 20, 2012, and was to require an additional four to six months for analysis, evaluation of the work completed and the preparation of a report which has been well exceeded; we now expect to receive the final report on the phase I work in August, 2013. Costs for phase I were made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising. No agreements to retain such an engineer or geoscientist have been entered into as of the date of this registration statement. We had $105 in cash reserves as of May 31, 2013.

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

During the quarter under review we did not issue any shares.

Employees

Our only employee will be Chang Ya-Ping, our senior officer and director. We intend to hire geologists, engineers and other subcontractors on an as needed basis. Initially, we used the services of subcontractors for manual labor exploration work and an engineer or geoscientist to manage the exploration program. We and Kiukiang retained Jiangxi Geological And Engineering Company of Ruichang City, Jiangxi, People’s Republic of China as geoscientists for the completion of phase I of the two-phase exploration program. We also retained Mr. Poon Man Sin as the senior on-site geological consultant. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program, to author a report to American standards for future capital raising and to render independent recommendations as to future work.

At present, we have no employees, other than Ms. Chang who does not have any employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

Chang Ya-Ping will not be compensated for her services on the Board of Directors. If, as and when a public market for Tiger’s shares is established an incentive stock option plan may be established under which Ms. Chang would receive stock options.

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

Results of Operations

Tiger was incorporated on January 28, 2010; comparative periods for the three month period ended May 31, 2013, May 31, 2012, and January 28, 2010 (inception), through May 31, 2013, are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 28, 2010, to May 31, 2013, was $120,000 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended May 31, 2013. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended May 31, 2013,was $0 and $0 for the same period in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the quarters ended May 31, 2013, and for the similar quarter in 2012 was$0 (nil); $120,000 was received for the period from inception on January 28, 2010, through to and including May 31, 2013. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

	Three mo.	Three mo.	Jan 28, 2010
	ended	ended	(inception) to
	May 31,	May 31,	May 31,
	2013	2012	2012
Expense Item
Mineral exploration expenses	0	0	20,000
Consulting & professional fees	2,140	1,324	50,334
Office & admin expenses	4,655	2,627	18,819
PR, entertainment and meals	608	2,769	11,308
Travel	2,578	1,562	6,427
Transfer agent	495	0	4,392
Filing fees	1,190	3,038	23,524

Total expenses	11,666	11,320	134,804

SUMMARY – Total expenses for the quarter ended May 31, 2013, amounted to $11,666 while $11,320 was spent in the similar period ended May 31, 2012. A total of $134,804 in expenses has been incurred since inception on January 28, 2010, through May 31, 2013. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY EXPLORATION COSTS: $0 (nil) in mineral property exploration costs were incurred in the quarters ended May 31, 2013, and May 31, 2012. From January 28, 2010 (inception), through May 31, 2013, we have spent $20,000 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts and no further such costs are expected to be incurred until late 2013 or early 2014.

CONSULTING AND PROFESSIONAL FEES: $2,140 in consulting and professional fees were incurred for the quarter ended May 31, 2013, while $1,324 was spent in the similar period ended May 31, 2012. From inception on January 28, 2010 to May 31, 2013, we have incurred $50,334 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal, accounting and other consulting or professional requirements of the Corporation.

OFFICE & ADMINISTRATIVE EXPENSES: $4,655 was expended on the office and administrative matters for the quarter ended May 31, 2013, while $2,627 was spent in the similar period ended May 31, 2012. From January 28, 2010 (inception), through May 31, 2013, a total of $18,819 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

PUBLIC RELATIONS, ENTERTAINMENT AND MEAL EXPENSES: $608 in public relations, entertainment or meal expenses were incurred for the quarter ended May 31, 2013, while $2,769 was expended in the similar period last year. For the period January 28, 2010 (inception), through May 31, 2013, a total of $11,308 has been spent on this category.

TRAVEL EXPENSES: We spent $2,578 in travel expenses and related costs during the first quarter and $1,562 in the similar period in 2011. From January 28, 2010 (inception), through May 31, 2013, we have spent $6,427 on travel expenses.

TRANSFER AGENT FEES: $495 in transfer agent fee expenses were incurred for the quarter ended May 31, 2013, and $0 (nil) was spent in the quarter ended May 31, 2012. For the period January 28, 2010 (inception), through May 31, 2013, Tiger has spent $4,392 on transfer agent fees.

FILING FEES: $1,190 in filing fee expenses were incurred for the quarter ended May 31, 2013, and $3,038 was spent in the quarter ended May 31, 2012. For the period January 28, 2010 (inception), through May 31, 2013, Tiger has spent $23,524 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies.

COMPENSATION: No compensation costs were incurred for the quarters ended May 31, 2013, or May 31, 2012, and no compensation costs have been incurred since inception.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarters ended May 31, 2013 and May 31, 2012. From January 28, 2010 (inception), through May 31, 2013, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended May 31, 2013, $808 in net cash was used and for the similar period ended on May 31, 2012, the amount was $42. We have used $119,895 in net cash from inception on January 28, 2010, to May 31, 2013.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2013 or from the date of inception.

Tiger issued no shares of common stock during its most recently completed quarter. As of the date of this report Tiger has 8,500,000 common shares issued and outstanding.

Tiger continues to carefully control its expenses and overall costs as it moves its business development plan forward. We do not have any employees and engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Tiger believes it can satisfy its cash requirements through the fiscal year end of February 28, 2014 only with advances or loans from officers and directors, private placements of equity securities or a public offering. On May 31, 2013, we had a surplus of $105 in working capital.

Over the balance of the current fiscal year we intend to review the results of the first phase of the exploration plan on our optioned property which was obtained through an option agreement with Kiukiang Gold Mining Company, the beneficial owner and then to determine if it is our best interests to proceed with longer term exploration. If that is the case and we determine we will carry on with phase II, we will need to raise sufficient additional capital for the work plus sufficient for our administrative operations and working capital through the sale of Tiger’s equity shares in the form of a private placement or public offering, loans or advances from officers or directors or others or convertible debentures.

Our plan of operation for the period through February 28, 2014, is:

August to October, 2013 – We and Kiukiang will review the engineering results of the phase I portion of our planned exploration program and will engage a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to make his own recommendations independent of the Kiukiang report. We will then be in a position to determine what the next step will be in the development of our business plan. If the report is favourable and advises that we proceed to phase II of the exploration program, we will then have to determine how we can raise the funds required for the second phase which are estimated at $50,000 ($100,000 being the total budget and currently planned cost of phase II). If the report advises abandoning the property as having little or no value, we will terminate the option.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2013 – 2014. Management projects that we will require a total of up to $150,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Phase II exploration program	50,000
Working Capital	50,000

Total	$150,000

As at May 31, 2013, we had a working capital deficit of $14,804. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on May 31, 2013, we have yet to generate any revenues from operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 28, 2010, to May 31, 2013, was $120,000 as a result of gross proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2010 for cash consideration of $5,000. We issued 1,500,000 shares of common stock through a Rule 903, Regulation S offering in February, 2010 for cash consideration of $1,500 to a total of 5 placees. In June, 2012 we closed the sale of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012 with receipt of the proceeds from the escrow agent. On June 14, 2012, $100,000 was forwarded to Tiger by our attorney and the offering was closed.

As of May 31, 2013, our total assets, consisting entirely of cash amounted to $105 while total liabilities were $14,909. Our working capital deficit stood at $14,804.

For the three months ended May 31, 2013, the net loss was $11,666 ($0.00 per share) as compared to a loss of $11,320 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 8,500,000 common shares outstanding at May 31, 2013, and 6,500,000 at May 31, 2012. The net loss from inception to May 31, 2013, is $134,804.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended May 31, 2013. Although inflation is moderately higher than it was during 2012 - 2013, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended May 31, 2013, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

No shares of common stock or other securities were issued during the most recently completed quarter ended on May 31, 2013.

Tiger had 8,500,000 shares of common stock issued and outstanding as of May, 31, 2013, and as of the date of this periodic report. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 28, 2010, to May 31, 2013, was $120,000 as a result of proceeds received from sales of our common stock. During that same period, the following indicates how the proceeds have been spent to date:

Mineral exploration expenses	$20,000
Consulting & professional fees	50,334
Office expenses	18,819
PR, entertainment and meal costs	11,308
Travel	6,427
Transfer agent fees	4,392
Filing fees	23,524

Total Use of Proceeds to May 31, 2013	$134,804

Common Stock

No shares of common stock or other securities were issued during the most recently completed quarter ended on May 31, 2013.

At the end of the quarter on May 31, 2013, and as of the date of this periodic report there were 8,500,000 shares of common stock issued and outstanding.

Options

No options were granted during the three-month period ending May 31, 2013.

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

Reports on Form 8-K filed during the quarter ended May 31, 2013: nil

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

Date: July 12, 2013

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors