Form 10-Q
period 2013-08-31
TIGER JIUJIANG MINING, INC.
filed 2013-09-24
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended AUGUST 31, 2013

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

Transitional Small Business Format.
Yes [   ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tiger Jiujiang Mining, Inc.

(An Exploration Stage Company)

August 31, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)
Balance sheets at August 31, 2013 (Unaudited) and February 28, 2013 (Unaudited)	F-2
Statements of operations for the six months and three months ended August 31, 2013 and 2012, and for the period from January 28, 2010 (inception) through August 31, 2013 (Unaudited)	F-3
Statement of stockholders’ equity (deficit) for the period from January 28, 2010 (inception) through August 31, 2013 (Unaudited)	F-4
Statements of cash flows for the six months ended August 31, 2013 and 2012, and for the period from January 28, 2010 (inception) through August 31, 2013 (Unaudited)	F-5
Notes to the Financial Statements (Unaudited)	F-6

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
Balance Sheets

	August 31, 2013	February 28, 2013
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,002	$913
Prepaid expenses	-	99

Total Current Assets	1,002	1,012

Total Assets	$1,002	$1,012

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$6,373	$4,150
Advances payable	18,029	-
Advances from related party	12,000	-

Total Current Liabilities	36,402	4,150

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 400,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid-in capital	111,500	111,500
Deficit accumulated during the exploration stage	(155,400)	(123,138)

Total Stockholders' Deficit	(35,400)	(3,138)

Total Liabilities and Stockholders' Deficit	$1,002	$1,012

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
Statements of Operations

					For the Period from
	For the Six Months	For the Three Months	For the Six Months	For the Three Months	January 28, 2010
	Ended	Ended	Ended	Ended	(inception) through
	August 31, 2013	August 31, 2013	August 31, 2012	August 31, 2012	August 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues earned during the exploration stage	$-	$-	$-	$-	$-

Operating expenses
Exploration cost	-	-	20,000	20,000	20,000
Professional fees	24,320	20,495	25,899	21,537	98,745
General and administrative expenses	7,942	101	16,633	9,675	36,655

Total operating expenses	32,262	20,596	62,532	51,212	155,400

Loss from operations	(32,262)	(20,596)	(62,532)	(51,212)	(155,400)

Income tax provision	-	-	-	-	-

Net loss	$(32,262)	$(20,596)	$(62,532)	$(51,212)	$(155,400)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	8,500,000	8,500,000	7,336,956	8,173,913

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 28, 2010 (Inception) through August 31, 2013
(Unaudited)

	Common Stock par value $0.001
	Number of		Additional Paid-in	Deficit Accumulated during	Total Stockholders'
	Shares	Amount	Capital	the Exploration Stage	Equity (Deficit)
Balance, January 28, 2010 (inception)	-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share on January 31, 2010	5,000,000	5,000	-		5,000
Common stock issued for cash at $0.01 per share on February 28, 2010	1,500,000	1,500	13,500		15,000
Net loss				(3,670)	(3,670)
Balance, February 28, 2010	6,500,000	6,500	13,500	(3,670)	16,330
Net loss				(21,377)	(21,377)
Balance, February 28, 2011	6,500,000	6,500	13,500	(25,047)	(5,047)
Net loss				(23,961)	(23,961)
Balance, February 29, 2012	6,500,000	6,500	13,500	(49,008)	(29,008)
Common stock issued for cash at $0.01 per share on June 15, 2012	2,000,000	2,000	98,000		100,000
Net loss				(74,130)	(74,130)
Balance, February 28, 2013	8,500,000	8,500	111,500	(123,138)	(3,138)
Net loss				(32,262)	(32,262)
Balance, August 31, 2013	8,500,000	$8,500	$111,500	$(155,400)	$(35,400)

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	January 28, 2010
	Ended	Ended	(inception) through
	August 31, 2013	August 31, 2012	August 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,262)	$(62,532)	$(155,400)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	(5,224)	-
Prepaid expenses	99	-	-
Accrued expenses	2,223	(3,700)	6,373

NET CASH USED IN OPERATING ACTIVITIES	(29,940)	(71,456)	(149,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	12,000	-	12,000
Advances payable	18,029	(24,070)	18,029
Proceeds from sale of common stock	-	100,000	120,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,029	75,930	150,029

NET CHANGE IN CASH	89	4,474	1,002

Cash at beginning of period	913	262	-

Cash at end of period	$1,002	$4,736	$1,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
August 31, 2013 and 2012
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Tiger Jiujiang Mining, Inc., (“Tiger” or the “Company”) was incorporated on January 28, 2010 under the laws of the State of Wyoming. The Company has an option agreement (“Option to Purchase and Royalty Agreement”) with Kiukiang Gold Mining Company, granting it the exclusive right and option to acquire 50% of the right, title and interest in the Tiger mining property situated near Ruichang City, Jiangxi Province, China, consisting of a claim block covering 2,402 acres. The Company’s business plan is to proceed with initial exploration of the holdings to determine if there are commercially exploitable deposits of gold; if gold exists on the property the Company will determine if it can be economically extracted and profitably processed.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from January 28, 2010 (inception) through February 28, 2013 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on May 29, 2013.

Fiscal Year-End

The Company elected February 28th as its fiscal year ending date.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Exploration Stage Company

The Company is an exploration stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The Company is devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s exploration stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Mineral Properties

The Company follows Section 930 of the FASB Accounting Standards Codification for its mineral properties. Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves. If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production. Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value. General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties will be calculated on a property-by-property basis using the unit-of-production method. Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all general exploration costs, if any, are being expensed.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop mineral deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs. To determine if these costs are in excess of their recoverable amount, periodic evaluations of the carrying value of capitalized costs and any related property and equipment costs are performed. These evaluations are based upon expected future cash flows and/or estimated salvage value.

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

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended August 31, 2013 or 2012.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive common shares for the interim period ended August 31, 2013 or 2012.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASUadds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the exploration stage at August 31, 2013, and a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence explorations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from Related Party

From time to time, a related party of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

In July 2013, a stockholder of the Company advanced $12,000 to the Company for working capital purposes.

Note 5 – Advances payable

During the interim period ended August 31, 2013, an independent third party advanced $18,029 to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Note 6 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Four Hundred Million (400,000,000) shares, par value $0.001 per share.

Common Stock

On January 31, 2010, the Company authorized the issuance of 5,000,000 shares to the founder at $0.001 per share for $5,000 in cash.

On February 28, 2010, the Company sold 1,500,000 shares of its common stock at $0.01 per share to five (5) individuals for a total of $15,000 in cash.

On June 15, 2012, the Company issued 2,000,000 shares of common stock at $0.05 per share for $100,000 in cash under an S-1 registration statement dated October 26, 2011, which became effective on December 8, 2011, and for which subscriptions were received in April and May, 2012 and for which the Corporation considered the issuance to have closed.

Note 7 – Commitments and Contingencies

Option to Purchase and Royalty Agreement

On February 22, 2010, Tiger Jiujiang Mining, Inc. entered into an option agreement (“Option to Purchase and Royalty Agreement”) with Kiukiang Gold Mining Company (“Kiukiang”). Under the terms of the agreement and the amendment, Kiukiang granted Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2012 ($20,000 paid to Kiukiang on May 31, 2012);

(b)	Tiger contributing exploration expenditures of a further $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2014;

(c)

Tiger shall allot and issue 1,000,000 shares in the capital of Tiger to Kiukiang upon completion of a phase I exploration program as recommended by a competent geologist with the proviso that the report recommends further work be carried out on the Tiger property;

(d)	Tiger will pay Kiukiang an annual royalty equal to three percent (3%) of Net Smelter Returns;

(e)	Upon exercise of the option, Tiger will pay Kiukiang $25,000 per annum commencing on May 31, 2016, as prepayment of the NSR; and

(f)

Tiger has the right to acquire an additional 25% of the right, title and interest in and to the property by the payment of $10,000 and by incurring an additional $50,000 in exploration expenditures on or before May 31, 2015.

Further, the Agreement and the Option will terminate:

(a)	On May 31, 2014 at 11:59 P.M., unless on or before that date, Tiger has incurred exploration expenditures of a cumulative minimum of $60,000 on the Property;

(b)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2016, unless Tiger has paid to Kiukiang the sum of $25,000 on or before that date.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2013, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 29, 2013.

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

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before August 31, 2012 (paid and work completed but report remains pending);

(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2014;

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

Further, the Agreement and the Option will terminate:

(a)	on August 31, 2012 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of US $20,000 on the Property (paid August 31, 2012);

(b)	on May 31, 2014 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property;

(c)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2016, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

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

We anticipated that our portion of the phase I planned geological exploration program would cost $20,000 (which is 50% of the totally budgeted cost of $40,000; we advanced our portion of the required funding on August 31, 2012) which is a reflection of local costs for the specified type of work. Phase I commenced on August 13, 2012, and required six weeks for the base work which was completed on September 20, 2012, and was to require an additional four to six months for analysis, evaluation of the work completed and the preparation of a report which has been well exceeded; we now expect to receive the final report on the phase I work in August, 2013. Costs for phase I were made up of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising. No agreements to retain such an engineer or geoscientist have been entered into as of the date of this registration statement. We had $1,002 in cash reserves as of August 31, 2013.

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

Results of Operations

Tiger was incorporated on January 28, 2010; comparative periods for the six-month period ended August 31, 2013, August 31, 2012, and January 28, 2010 (inception), through August 31, 2013, are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 28, 2010, to August 31, 2013, was $120,000 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2013. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2013,was $0 and $0 for the same period in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the quarters ended August 31, 2013, and for the similar quarter in 2012 was$0 (nil); $120,000 was received for the period from inception on January 28, 2010, through to and including August 31, 2013. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

					Jan. 10,
	Three mo.	Three mo.	Six mo.	Six mo.	2010
	ended	ended	ended	ended	(Inception),
	August 31,	August 31,	August 31,	August 31,	to August
	2013	2012	2013	2012	31, 2013
Property mineral exploration	0	20,000	0	20,000	20,000
Consulting & professional fees	4,373	20,000	6,513	20,000	54,663
Office & administrative expenses	101	6,950	4,756	10,899	18,920
PR, entertainment and meal costs	0	1,182	608	3,951	11,308
Filing fees	15,924	2,861	17,114	5,899	39,447
Transfer agent	198	0	693	0	4,590
Travel	0	221	2,578	1,783	6,472
Total expenses	20,596	51,214	32,262	62,532	155,400

SUMMARY – Total expenses for the quarter ended August 31, 2013, amounted to $20,594 while $51,213 was spent in the similar period ended August 31, 2012. For the six month periods ended August 31, 2013 and August 31, 2012, the comparative values were $32,261 and $62,532. A total of $155,400 in expenses has been incurred since inception on January 28, 2010, through August 31, 2013. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and results and capital raising.

MINERAL PROPERTY EXPLORATION COSTS: $0 (nil) in mineral property exploration costs were incurred in the quarters and six-month periods ended August 31, 2013, and August 31, 2012. From January 28, 2010 (inception), through August 31, 2013, we have spent $20,000 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts and no further such costs are expected to be incurred until late 2013 or early 2014.

CONSULTING AND PROFESSIONAL FEES: $4,373 in consulting and professional fees were incurred for the quarter ended August 31, 2013, while $20,000 was spent in the similar period ended August 31, 2012. For the six month periods ended August 31, 2013 and August 31, 2012, the comparative values were $6,513 and $20,000.From inception on January 28, 2010 to August 31, 2013, we have incurred $54,663 in professional fees mainly spent on legal and accounting matters. This cost category will vary in spending depending on the legal, accounting and other consulting or professional requirements of the Corporation.

OFFICE & ADMINISTRATIVE EXPENSES: $100 was expended on the office and administrative matters for the quarter ended August 31, 2013, while $6,949 was spent in the similar period ended August 31, 2012. For the six month periods ended August 31, 2013 and August 31, 2012, the comparative values were $4,756 and $10,899.From January 28, 2010 (inception), through August 31, 2013, a total of $18,920 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

PUBLIC RELATIONS, ENTERTAINMENT AND MEAL EXPENSES: $0 (nil) in public relations, entertainment or meal expenses were incurred for the quarter ended August 31, 2013, while $1,182 was expended in the similar period last year. For the six month periods ended August 31, 2013 and August 31, 2012, the comparative values were $608 and $3,951.For the period January 28, 2010 (inception), through August 31, 2013, a total of $11,308 has been spent on this category.

TRAVEL EXPENSES: We spent $0 (nil) in travel expenses and related costs during the quarter and $221 in the similar period in 2011. For the six month periods ended August 31, 2013 and August 31, 2012, the comparative values were $2,578 and $1,783.From January 28, 2010 (inception), through August 31, 2013, we have spent $6,472 on travel expenses.

TRANSFER AGENT FEES: $198 in transfer agent fee expenses were incurred for the quarter ended August 31, 2013, and $0 (nil) was spent in the quarter ended August 31, 2012. For the six month periods ended August 31, 2013 and August 31, 2012, the comparative values were $693 and $0 (nil) .For the period January 28, 2010 (inception), through August 31, 2013, Tiger has spent $4,590 on transfer agent fees.

FILING FEES: $15,923 in filing fee and related expenses were incurred for the quarter ended August 31, 2013, and $2,891 was spent in the quarter ended August 31, 2012. For the six month periods ended August 31, 2013 and August 31, 2012, the comparative values were $17,113 and $5,899. For the period January 28, 2010 (inception), through August 31, 2013, Tiger has spent $39,447 on filing fees. This cost category will change depending on filing requirements with the SEC and other regulatory bodies including DTC.

COMPENSATION: No compensation costs were incurred for the quarters ended August 31, 2013, or August 31, 2012, and no compensation costs have been incurred since inception.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $0 (nil) in ‘other’ costs have been expensed for the quarters ended August 31, 2013 and August 31, 2012. From January 28, 2010 (inception), through August 31, 2013, we have expended $0 (nil) on other or miscellaneous expenses or services.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended August 31, 2013, $29,132 in net cash was used and for the similar period ended on August 31, 2012, the amount was $91,414. For the six month periods ended August 31, 2013 and August 31, 2012, the comparative values were $29,940 and $91,456. We have used $149,027 in net cash from inception on January 28, 2010, to August 31, 2013.

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

Plan of Operation

Tiger believes it can satisfy its cash requirements through the fiscal year end of February 28, 2014 only with advances or loans from officers and directors, private placements of equity securities or a public offering. On August 31, 2013, we had a deficit of $35,400 in working capital.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2013 – 2014. Management projects that we will require a total of up to $150,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Repayment of loans	30,000
Phase II exploration program	50,000
Working Capital	50,000

Total	$180,000

As at August 31, 2013, we had a working capital deficit of $35,400. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2013, we have yet to generate any revenues from operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 28, 2010, to August 31, 2013, was $150,029 as a result of gross proceeds received from sales of our common stock and loans from third parties in the amount of $30,029. We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2010 for cash consideration of $5,000. We issued 1,500,000 shares of common stock through a Rule 903, Regulation S offering in February, 2010 for cash consideration of $1,500 to a total of 5 placees. In June, 2012 we closed the sale of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, and effective on December 8, 2012 with receipt of the proceeds from the escrow agent. On June 14, 2012, $100,000 was forwarded to Tiger by our attorney and the offering was closed.

As of August 31, 2013, our total assets, consisting entirely of cash amounted to $1,002 while total liabilities were $36,402. Our working capital deficit stood at $35,400.

For the three months ended August 31, 2013, the net loss was $20,596 ($0.00 per share) as compared to a loss of $51,212 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 8,500,000 common shares outstanding at August 31, 2013, and 8,173,913 at August 31, 2012. For the six month periods ended August 31, 2013 and August 31, 2012, the comparative values were $32,262 (a loss of $0.01 per share based on 8,500,000 shares outstanding) and $62,532 (a loss of $$0.01 per share based on 7,336,956 shares outstanding). The net loss from inception to August 31, 2013, is $155,400.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2013. Although inflation is moderately higher than it was during 2012 - 2013, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended August 31, 2013, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

No shares of common stock or other securities were issued during the most recently completed quarter ended on August 31, 2013.

Tiger had 8,500,000 shares of common stock issued and outstanding as of May, 31, 2013, and as of the date of this periodic report. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 28, 2010, to August 31, 2013, was $150,029 as a result of proceeds received from sales of our common stock ($120,000) and loans from third parties ($30,029). During that period, the following indicates how the proceeds have been spent to date:

Mineral exploration expenses	$20,000
Consulting & professional fees	54,663
Office expenses	18,920
PR, entertainment and meal costs	11,308
Travel	6,472
Transfer agent fees	4,590
Filing fees	39,447

Total Use of Proceeds to August 31, 2013	$155,400

Common Stock

No shares of common stock or other securities were issued during the most recently completed quarter ended on August 31, 2013.

At the end of the quarter on August 31, 2013, and as of the date of this periodic report there were 8,500,000 shares of common stock issued and outstanding.

Options

No options were granted during the three-month period ending August 31, 2013.

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

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2013 were as follows:

  August 6, 2013 – Changes In Registrant’s Certifying Accountant

  On June 27, 2013, the Public Company Accounting Oversight Board ("PCAOB") permanently revoked the registration of Gruber & Co., LLC ("G&C") and permanently barred E. Randall Gruber, CPA ("Gruber") from being an associated person of a registered public accounting firm. As a result, G&C resigned as the principal independent accountants for Tiger Jiujiang Mining, Inc. (“Tiger”).

  G&C had been or principal independent accountants and had reported on the financial statements for the fiscal years ended February 28, 2010, February 28, 2011, February 29, 2012 and February 28, 2013. Except as described below, the audit report of G&C on the consolidated financial statements of Tiger Jiujiang Mining, Inc. as of and for the fiscal year ended February 28, 2013, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. G&C’s 2013 audit report relating to the audit of Tiger’s financial statements for the fiscal year ended February 28, 2013, included an emphasis paragraph relating to an uncertainty as to Tiger’s ability to continue as a going concern in light of our lack of revenues and history of losses.

  In connection with the audits of the Corporation’s consolidated financial statements for the fiscal year ended February 28, 2013, and through the date of this current report, there were: (1) no disagreements between Tiger and G&C on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of G&C, would have caused G&C to make reference to the subject matter of the disagreement in their report on Tiger’s consolidated financial statements for such year, and (2) no reportable events within the meaning set forth in Item 304 of Regulation S-K.

  The Company has engaged Li & Company, P.C. of Skillman, New Jersey (“Li”) to assume the role of its new principal independent accountants. The decision to engage Li was approved by the audit committee of the Board of Directors on August 7, 2013. Tiger signed the Li engagement letter on August 7, 2013, after Li completed its internal procedures related to new attest client acceptance.

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

Date: September 24, 2013

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors