Form 10-Q
period 2013-11-30
TIGER JIUJIANG MINING, INC.
filed 2014-01-14
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended November 30, 2013

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

Transitional Small Business Format.
Yes [   ]     No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tiger Jiujiang Mining, Inc.

(An Exploration Stage Company)

November 30, 2013, and 2012

Index to the Financial Statements

Contents	Page(s)

Balance sheets at November 30, 2013 (Unaudited) and February 28, 2013 (Unaudited)	F-2

Statements of operations for the three months and nine months ended November 30, 2013, and 2012, and for the period from January 28, 2010 (inception) through November 30, 2013 (Unaudited)	F-3

Statement of stockholders’ equity (deficit) for the period from January 28, 2010 (inception) through November 30, 2013 (Unaudited)	F-4

Statements of cash flows for the nine months ended November 30, 2013, and 2012, and for the period from January 28, 2010 (inception) through November 30, 2013 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
Balance Sheets

	November 30, 2013	February 28, 2013
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$30	$913
Prepaid expenses	-	99

Total Current Assets	30	1,012

Total Assets	$30	$1,012

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$7,842	$4,150
Advances payable	19,558	-
Advances from related party	12,000	-

Total Current Liabilities	39,400	4,150

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 400,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid-in capital	111,500	111,500
Deficit accumulated during the exploration stage	(159,370)	(123,138)

Total Stockholders' Deficit	(39,370)	(3,138)

Total Liabilities and Stockholders' Deficit	$30	$1,012

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
Statements of Operations

					For the Period from
	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months	January 28, 2010
	Ended	Ended	Ended	Ended	(inception) through
	November 30, 2013	November 30, 2013	November 30, 2012	November 30, 2012	November 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues earned during the exploration stage	$-	$-	$-	$-	$-

Operating expenses
Exploration cost	-	-	20,000	-	20,000
Professional fees	28,187	3,867	36,141	3,655	102,612
General and administrative expenses	8,045	103	12,748	2,702	36,758

Total operating expenses	36,232	3,970	68,889	6,357	159,370

Loss from operations	(36,232)	(3,970)	(68,889)	(6,357)	(159,370)

Income tax provision	-	-	-	-	-

Net loss	$(36,232)	$(3,970)	$(68,889)	$(6,357)	$(159,370)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	8,500,000	8,500,000	8,165,733	8,165,733

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 28, 2010 (Inception) through November 30, 2013
(Unaudited)

	Common Stock par value $0.001
				Deficit Accumulated
	Number of		Additional Paid-	during the Exploration	Total Stockholders'
	Shares	Amount	in Capital	Stage	Equity (Deficit)

Balance, January 28, 2010 (inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on January 31, 2010	5,000,000	5,000	-		5,000

Common stock issued for cash at $0.01 per share on February 28, 2010	1,500,000	1,500	13,500		15,000

Net loss				(3,670)	(3,670)

Balance, February 28, 2010	6,500,000	6,500	13,500	(3,670)	16,330

Net loss				(21,377)	(21,377)

Balance, February 28, 2011	6,500,000	6,500	13,500	(25,047)	(5,047)

Net loss				(23,961)	(23,961)

Balance, February 29, 2012	6,500,000	6,500	13,500	(49,008)	(29,008)

Common stock issued for cash at $0.01 per share on June 15, 2012	2,000,000	2,000	98,000		100,000

Net loss				(74,130)	(74,130)

Balance, February 28, 2013	8,500,000	8,500	111,500	(123,138)	(3,138)

Net loss				(36,232)	(36,232)

Balance, November 30, 2013	8,500,000	$8,500	$111,500	$(159,370)	$(39,370)

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	January 28, 2010
	Ended	Ended	(inception) through
	November 30, 2013	November 30, 2012	November 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,232)	$(68,889)	$(159,370)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	99	(297)	-
Accrued expenses	3,692	(3,850)	7,842

NET CASH USED IN OPERATING ACTIVITIES	(32,441)	(73,036)	(151,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	12,000	-	12,000
Advances payable	19,558	(24,070)	19,558
Proceeds from sale of common stock	-	100,000	120,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,558	75,930	151,558

NET CHANGE IN CASH	(883)	2,894	30

Cash at beginning of period	913	262	-

Cash at end of period	$30	$3,156	$30

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
November 30, 2013, and 2012
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Tiger Jiujiang Mining, Inc., (“Tiger” or the “Company”) was incorporated on January 28, 2010, under the laws of the State of Wyoming. The Company has an option agreement (“Option to Purchase and Royalty Agreement”) with Kiukiang Gold Mining Company, granting it the exclusive right and option to acquire 50% of the right, title and interest in the Tiger mining property situated near Ruichang City, Jiangxi Province, China, consisting of a claim block covering 2,402 acres. The Company’s business plan is to proceed with initial exploration of the holdings to determine if there are commercially exploitable deposits of gold; if gold exists on the property the Company will determine if it can be economically extracted and profitably processed.

Note 2 - Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from January 28, 2010 (inception), through February 28, 2013, and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on May 29, 2013.

Exploration Stage Company

The Company has established the existence of mineralized materials, however it has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for mineralized material. As a result, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Fiscal Year-End

The Company elected February 28th as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially & adversely affect the Company’s business, financial position, results of operation or cash flows.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended November 30, 2013, or 2012.

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

There were no potentially outstanding dilutive common shares for the interim period ended November 30, 2013, or 2012.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

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

As reflected in the financial statements, the Company had a deficit accumulated during the exploration stage at November 30, 2013, and a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to continue explorations and generate sufficient revenue; however, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds.

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

Note 5 – Advances payable

During the interim period ended November 30, 2013, an independent third party advanced $19,558 to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2013, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 29, 2013.

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

On February 22, 2010, as amended on May 2, 2011, and May 22, 2013, we entered into an option agreement to finance a two-phase exploration program whereby we can earn a 50 percent or greater interest in the Tiger gold exploration property in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China (“Kiukiang”), the beneficial owner, an independent Chinese corporation, whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. The property is in good standing until December 8, 2016.

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before November 30, 2012 (paid and work completed);
(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2014;
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

Further, the Agreement and the Option will terminate:

(a)	on November 30, 2012 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of US $20,000 on the Property (paid November 30, 2012);
(b)	on May 31, 2014 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property;
(c)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2016, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

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

To date we have completed the field work portion of the first phase work program on the Tiger property. We received the finalized report in late October, 2013 and although the report was less than encouraging we are currently reviewing our options and seeking funding to be able to carry on with the project; we have not spent any money on research and development activities. Tiger is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

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

Our portion of the phase I planned geological exploration program cost $20,000 (which is 50% of the total budgeted cost of $40,000 which is a reflection of costs for the specified type of work). Phase I commenced on August 13, 2012, required six weeks for the base work and additional time for analysis, evaluation of the work completed and the preparation of a report. We received the finalized report in late October, 2013 and, although the report was less than encouraging, we are currently reviewing our options and seeking funding to be able to carry on with the project. Costs for phase I consisted of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. We are currently assessing the results of this program. We had $30 in cash reserves as of November 30, 2013.

We have not yet decided if Phase II will be carried out as a result of the disappointing results gathered from Phase I; in any event, it will not be considered until 2014. Phase II would be directed towards additional trenching on selected areas and further diamond drilling and may require up to six weeks work; total costs will be approximately $100,000, with Tiger’s portion being $50,000, comprised of wages, fees, trenching, diamond drilling, assays and related. The cost estimate is based on local costs for the specified type of efforts planned. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report.

During the quarter under review we did not issue any shares.

Employees

Our only employee is Chang Ya-Ping, our senior officer and director. We intend to hire geologists, engineers and other subcontractors on an as needed basis. Initially, we used the services of subcontractors for manual labor exploration work and an engineer/geoscientist to manage the exploration program in the form of Jiangxi Geological And Engineering Company of Ruichang City, Jiangxi, People’s Republic of China who acted as geoscientists for the completion of Phase I. We also retained Mr. Poon Man Sin as the senior on-site geological consultant.

At present, we have no employees other than Ms. Chang who does not have any employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

Chang Ya-Ping will not be compensated for her services on the Board of Directors. If and when a public market for Tiger’s shares is established an incentive stock option plan may be established under which Ms. Chang would receive stock options.

Offices

Our offices are located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan 804 and are provided to us by Chang Ya-Ping, a director and officer, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged back to Tiger on a quarterly basis.

Risk Factors

At present we do not know whether the claims contain commercially exploitable reserves of gold or any other valuable mineral. The expenditures being made by us in the exploration of the claim have not resulted in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions can be encountered in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

In order to complete future phases of our exploration program we will need to raise additional funding; there is no guarantee that we will be able to raise any additional capital to finance future phases. Should we be unable to raise additional funding to complete future exploration, we would have to cease operations.

The Vendor holds the mining rights to the claims which thereby give him or his designated agent, the right to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. Kiukiang has granted an option to Tiger to allow us to explore, mine and recover any minerals on the claims.

Even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production. Should we be unable to raise additional funds we would be unable to see the claim evolve into an operating mine.

Results of Operations

Tiger was incorporated on January 28, 2010; comparative periods for the three- and nine-month periods ended November 30, 2013, and 2012, and for the period from January 28, 2010 (inception), through November 30, 2013, are presented in the following discussion.

Since inception, we have used our common stock and advances from shareholders and third parties to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 28, 2010, to November 30, 2013, was $120,000 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2013. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended November 30, 2013, was $0 and $0 for the same period in the previous fiscal year.

COMMON STOCK –Net cash provided by equity financing activities during the interim periods ended November 30, 2013, and for the similar period in 2012 was$0 (nil); $120,000 was received for the period from inception on January 28, 2010, through to and including November 30, 2013. No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

					Jan. 10,
					2010
	Three mo.	Three mo.	Nine mo.	Nine mo.	(Inception),
	ended	ended	ended	ended	to
	November	November	November	November	November
	30, 2013	30, 2012	30, 2013	30, 2012	30, 2013
Property mineral exploration	0	0	0	20,000	20,000
Consulting & professional fees	3,867	3,655	28,187	36,141	102,612
General & administrative	103	2,702	8,045	12,748	36,758
Total expenses	3,970	6,357	36,232	68,889	159,370

SUMMARY – Total expenses for the quarter ended November 30, 2013, amounted to $3,970 while $6,357 was spent in the similar period ended November 30, 2012. For the nine-month periods ended November 30, 2013 and 2012, the comparative values were $36,232 and $68,889. A total of $159,370 in expenses has been incurred since inception on January 28, 2010, through November 30, 2013. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and the results and capital raising.

MINERAL PROPERTY EXPLORATION COSTS: $0 (nil) in mineral property exploration costs were incurred in the quarters ended November 30, 2013, and 2012. For the nine-month periods ended November 30, 2013 and 2012, the comparative values were $0 (nil) and $20,000. From January 28, 2010 (inception), through November 30, 2013, we have spent $20,000 on mineral exploration expenses. These costs will vary depending on our direct exploration efforts and no further such costs are expected to be incurred until 2014.

CONSULTING AND PROFESSIONAL FEES: $3,867 in consulting and professional fees were incurred for the quarter ended November 30, 2013, while $3,655 was spent in the similar period ended November 30, 2012. For the nine-month periods ended November 30, 2013 and 2012, the comparative values were $28,187 and $36,141. From inception on January 28, 2010 to November 30, 2013, we have incurred $102,612 in consulting and professional fees mainly spent on legal, accounting matters and regulatory filing expenses. This cost category will vary in spending depending on the legal, accounting and other consulting or professional requirements of the Corporation.

GENERAL & ADMINISTRATIVE EXPENSES: $103 was expended on the office and administrative matters for the quarter ended November 30, 2013, while $2,702 was spent in the similar period ended November 30, 2012. For the nine-month periods ended November 30, 2013 and 2012, the comparative values were $8,045 and $12,748.From January 28, 2010 (inception), through November 30, 2013, a total of $36,758 has been spent on office expenses which are mostly comprised of facsimile, courier, photocopy, postage and other general office expenses and services.

COMPENSATION: No compensation costs were incurred for the quarters ended November 30, 2013, or November 30, 2012, and no compensation costs have been incurred since inception.

NET CASH USED IN OPERATING ACTIVITIES: For the nine-month period ended November 30, 2013, $32,441 in net cash was used and for the similar period ended on November 30, 2012, the amount was $73,036. We have used $151,528 in net cash from inception on January 28, 2010, to November 30, 2013.

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

Plan of Operation

Tiger believes it can satisfy its cash requirements through the fiscal year end of February 28, 2014 only with advances or loans from officers and directors, private placements of equity securities or a public offering. On November 30, 2013, we had a deficit of $39,370 in working capital.

Over the balance of the current fiscal year we intend to review the results of the first phase of the exploration plan on our optioned property which was obtained through an option agreement with Kiukiang Gold Mining Company, the beneficial owner and then to determine if it is our best interests to proceed with longer term exploration. If that is the case and we determine we will carry on with Phase II, we will need to raise sufficient additional capital for the work plus for our administrative operations and working capital through the sale of Tiger’s equity shares in the form of a private placement or public offering, loans or advances from officers or directors or others or convertible debentures.

Our plan of operation for the period through February 28, 2014, is to review with Kiukiang the engineering results of Phase I of our planned exploration program to determine what the next step will be in the development of our business plan. We will have to determine how we can raise the funds required for the second phase which are estimated at $50,000 ($100,000 being the total budget and currently planned cost of Phase II).

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2014 – 2015. Management projects that we will require a total of up to $180,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Repayment of loans	30,000
Phase II exploration program	50,000
Working Capital	50,000

Total	$180,000

As at November 30, 2013, we had a working capital deficit of $39,370. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended February 28, 2013, our former independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our former independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2013, we have yet to generate any revenues from operations.

Since inception, we have used our common stock and advances from shareholders and third parties to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 28, 2010, to November 30, 2013, was $151,558 as a result of gross proceeds received from sales of our common stock and loans from shareholders and third parties in the amount of $31,558. We issued 5,000,000 shares of common stock through a Section 4(2) offering in January, 2010 for cash consideration of $5,000. We issued 1,500,000 shares of common stock through a Rule 903, Regulation S offering in February, 2010 for cash consideration of $1,500 to a total of 5 investors. In June, 2012 we closed the sale of 2,000,000 common shares of our stock at a price of $0.05 per share to 37 investors through our registration statement dated October 26, 2011, effective on December 8, 2012, with receipt of the proceeds from the escrow agent. On June 14, 2012, $100,000 was forwarded to Tiger by the escrow agent and the offering was closed.

As of November 30, 2013, our total assets, consisting entirely of cash, amounted to $30 while total liabilities were $39,400. Our working capital deficit stood at $39,370.

For the three months ended November 30, 2013, the net loss was $3,970 ($0.00 per share) as compared to a loss of $6,357 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 8,500,000 common shares outstanding at November 30, 2013, and 8,165,733 at November 30, 2012. For the nine-month periods ended November 30, 2013 and 2012, the comparative values were $36,232 (a loss of $0.00 per share based on 8,500,000 shares outstanding) and $68,889 (a loss of $$0.01 per share based on 8,165,733 shares outstanding). The net loss from inception to November 30, 2013, is $159,370.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2013. Although inflation is moderately higher than it was during 2012 - 2013, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended November 30, 2013, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

No shares of common stock or other securities were issued during the most recently completed quarter ended on November 30, 2013.

Tiger had 8,500,000 shares of common stock issued and outstanding as of November 30, 2013, and as of the date of this periodic report. Of these shares, 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended.

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 28, 2010, to November 30, 2013, was $151,558 as a result of proceeds received from sales of our common stock ($120,000) and loans and advances from third parties ($31,558). During that period, the following indicates how the proceeds have been spent to date:

Mineral exploration expenses	$20,000
Consulting & professional fees	100,109
General and administrative expenses	31,449

Total Use of Proceeds to November 30, 2013	$151,558

Common Stock

No shares of common stock or other securities were issued during the most recently completed quarter ended on November 30, 2013.

At the end of the quarter on November 30, 2013, and as of the date of this periodic report there were 8,500,000 shares of common stock issued and outstanding.

Options

No options were granted during the three-month period ending November 30, 2013.

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

Reports on Form 8-K filed during the quarter ended November 30, 2013 were as follows: NIL

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

Date: January 14, 2014

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors