Form 10-K
period 2014-02-28
TIGER JIUJIANG MINING, INC.
filed 2014-05-29
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 28, 2014

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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act (the “Act” or “Securities Act”)
Yes [   ]      No [ [X] ].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act
Yes [   ]      No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ [X] ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X]      No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $175,000 (3,500,000 common shares at $0.05* (*last price at which the Corporation’s stock was issued through its initial public offering; although the Corporation is quoted on the OTC-BB, no shares have been traded electronically or otherwise in the past year).

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

•

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

•

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

Deposit Development
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

Our Current Business – Mineral Exploration

On February 22, 2010, as amended on May 2, 2011, and as further amended on May 22, 2014, we entered into an option agreement to finance a two-phase exploration program whereby we can earn a 50 percent or greater interest in the Tiger gold exploration property in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China, the beneficial owner, an arms-length Chinese corporation whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. The property is in good standing until December 8, 2015.

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2013 (* paid and work completed but report still pending);
(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2014;
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

As of May 31, 2014, Tiger is obligated to incur exploration expenditures of a cumulative minimum of $60,000 on the Property, $20,000 of which has been previously paid; however, the Company’s cash position is not sufficient to pay the $40,000 in additional exploration expenditures at May 29, 2014.

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

To date we have completed the field work portion of the first phase work program on the Tiger property but have encountered delays in obtaining the final report; we have not spent any money on research and development activities. Tiger is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

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

Our portion of the phase I planned geological exploration program cost $20,000 (which is 50% of the total budgeted cost of $40,000 which is a reflection of costs for the specified type of work). Phase I commenced on August 13, 2012, required six weeks for the base work and additional time for analysis, evaluation of the work completed and the preparation of a report. We received the finalized report in late October, 2013 and, although the report was less than encouraging, we are currently reviewing our options and seeking funding to be able to carry on with the project. Costs for phase I consisted of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. We are currently assessing the results of this program. We had $409 in cash reserves as of February 28, 2014.

We have not yet decided if Phase II will be carried out as a result of the disappointing results gathered from Phase I; in any event, it will not be considered until later in 2014. Phase II would be directed towards additional trenching on selected areas and further diamond drilling and may require up to six weeks work; total costs will be approximately $100,000, with Tiger’s portion being $50,000, comprised of wages, fees, trenching, diamond drilling, assays and related. The cost estimate is based on local costs for the specified type of efforts planned. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report.

ITEM 1A             RISK FACTORS

Risks Associated with Tiger Jiujiang Mining, Inc., Our Financial Condition and Our Business Model

1. Because our auditors have issued a going concern opinion and because our officer and director has not indicated a willingness to loan any additional funds to us, it is likely we will not be able to achieve our objectives and will have to cease operations.

Our financial statements for the year ended February 28, 2014, were prepared assuming that we will continue our operations as a going concern. However, our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. We were incorporated on January 28, 2010, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Junior exploration companies often fail to achieve or maintain successful operations, even in favorable market conditions.

2. We are an exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on January 28, 2010, and have not started our proposed business or realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $162,625. Our ability to achieve and maintain profitability and positive cash flow is dependent upon finding a profitable exploration property, generating revenues; and reducing exploration costs.

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

5. Currently Tiger has no right to the Tiger gold property. In order to exercise its rights under the option agreement we must incur certain exploration costs and make royalty payments. Failure by Tiger to incur the exploration expenditures or to make the royalty payments will result in forfeiture of Tiger’s right to acquire a 50% interest in the property.

Under the terms of the option agreement and the attendant amendments, Tiger has the right to acquire a 50% interest in the right and title to the Tiger gold property upon incurring exploration expenses of a minimum of $15,000 by May 31, 2013 (paid and completed except for the final report), incurring additional exploration expenses in the amount of $45,000 by May 31, 2014, and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2016. Failure by Tiger to make any of the payments or to incur the required exploration expenses will result in the loss of the option to acquire an interest in the property. Should we lose the option Tiger would have to cease operations. If we were to fail, after the exercise of the option, to make the required $25,000 annual payment as prepayment of the net smelter royalty we would be in default of section 5.1(c) of the option agreement and would have to remedy the default. If we failed to remedy the default this would result in the loss of the interest in the property and would force us to cease operations.

6 Our common stock is classed as a “penny stock”. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

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

7. We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

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

8. Upon completion of the phase I exploration program, each party to the option agreement will have the ability to decide as to whether they will carry on with phase II based on the recommendations of their own geological evaluation. If the phase I exploration program is successful and our geoscientists recommend that a phase II is recommended, should Kiukiang decide to not proceed to phase II and we elect to carry on, we will have to pay our share of the program as well as that of Kiukiang.

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

3. There are many risks to doing business in China that may affect our future business operations that would not apply or are at variance with operating in the United States. There are regulations that apply to foreign ownership, such as Tiger, to mergers and acquisitions by foreign investors and others that would affect currency conversion and on dividends. Each may or may not impact, to some degree, our operations should we form a Chinese joint venture and continue to explore and develop our optioned mineral property. Any of these risks could cause us to be able to continue with the development of the project and may force us to suspend or cease operations.

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

On February 22, 2010, as amended on May 2, 2013, and May 20, 2014, we entered into an option agreement to finance a two-phase exploration program whereby we can earn a 50 percent or greater interest on a gold exploration and mining property known as the Tiger mining property located in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China, the beneficial owner, an arms-length Chinese corporation whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. The property is in good standing until December 8, 2015.

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2013 (paid in full and work completed);
(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before May 31, 2014;
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

As of May 31, 2014, Tiger is obligated to incur exploration expenditures of a cumulative minimum of $60,000 on the Property, $20,000 of which has been previously paid; however, the Company’s cash position is not sufficient to pay the $40,000 in additional exploration expenditures at May 29, 2014

If the results of phase I are unfavourable, we will terminate the option agreement and will not be obligated to make any subsequent payments. Similarly, if the results of phase II are unfavourable, we will terminate the option and will not be obligated to make any subsequent payments.

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

We have not yet decided if Phase II will be carried out as a result of the disappointing results gathered from Phase I; in any event, it will not be considered until later in 2014. Phase II would be directed towards additional trenching on selected areas and further diamond drilling and may require up to six weeks work; total costs will be approximately $100,000, with Tiger’s portion being $50,000, comprised of wages, fees, trenching, diamond drilling, assays and related. The cost estimate is based on local costs for the specified type of efforts planned. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report. The following Property Location Maps indicate approximately where the claim blocks are located west of Jiujiang City in north-western Jiangxi.

Figure 1 – Maps of location of Jiangxi Province in China

Figure 2 – Tiger Mining Property – General Location

Physiography, Location and Access

The Tiger property is located 20 km west of Ruichang City which is approximately 400 km west of Shanghai and is governed under the Ruichang Township of Jiujiang Province and is accessed by local roads.

Regional Geology

The exploration area is located at the southeast edge of the Yangtze and Jiangnan platforms in the north-western slopes of the deep fracture belts in the northwest of Jiangxi Province. The exposure of the stratums in this area is mainly in the form of metamorphic rocks which were laid down in the times of Proterozoic or Later Proterozoic Eras of the Shuangqiao Mountain Group and the Climbing Mountain Group. The geological structure is well developed and magmatic actives are frequent which has provided good formative conditions for gold ore depositions. These are all indicators of the possible presence of gold in the area. Three sites of potential interest have been located and received minor exploration work consisting of pitting, geology, sampling and a magnetic survey. These sites will become the focus of exploration during phase I.

In 2009, in order to further explore and define the prospect, Kiukiang engaged the Jiangxi Geological and Engineering Company, a locally based geological and engineering group to develop the property area and to expand the exploration to other sections outside the previously worked explored areas which had recently been acquired by Kiukiang.

Previous Work

No work had been performed on the property by Tiger prior to the current exploration efforts.

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

We retained the services of the Jiangxi Geological and Engineering Company and Mr. Poon Man Sing prior to commencement of work to complete the first phase of the work program. We are currently assessing the results of this program. The parties to the option agreement agreed that Tiger would control the exploration work and that Kiukiang would contract for and carry out the physical work under the supervision of Tiger. They are located in the area, have ready access to labor & equipment and are familiar with local conditions.

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

Phase II will not be carried out until late 2014 or the Spring of 2015 and will be contingent upon favourable results from phase I and any specific recommendations of the report. Specifics of the work to be carried out have not yet been determined and will be delineated as recommendations in the reporting of the results of phase I but initial estimates are that the second phase may require up to six weeks work and will cost approximately $100,000 in total (Tiger’s portion being $50,000) comprised of wages, fees, camp, equipment rental, trenching, diamond drilling, assays and related. A further three to four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

There is no power available on the property or within a reasonable distance. All contract work will involve bringing to the site portable power generation units.

We do not expect any changes or hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work. We do not expect to purchase or sell any plant or significant equipment. We intend to lease or rent any equipment, such as a backhoe, diamond drill, generators and so on, that we will need in order to carry out our exploration activities.

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

Our plan of operation for the period through February 28, 2015, is to review with Kiukiang the engineering results of Phase I of our planned exploration program to determine what the next step will be in the development of our business plan. We will have to determine how we can raise the funds required for the second phase which are estimated at $50,000 ($100,000 being the total budget and currently planned cost of Phase II). At this point, based on the drilling and analysis we are attempting to determine if we should proceed with further drilling and exploration and if we were inclined to do so, how much money would we have to raise to complete phase II and maintain operations and what challenges might arise in doing so.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our last annual general meeting was held on August 23, 2013, at which time stockholders approved the following actions:

  received and approved the financial statements of the Corporation for its financial year ended February 28, 2013, together with the report of the independent auditors thereon;
  fixed the number of directors at one for the coming year;
  elected Chang Ya-Ping to serve as a director until the next annual general meeting of shareholders or until her successor(s) is/are elected or appointed;
  ratified the appointment of Li and Company, as independent auditors of the Corporation for the financial year ended February 28, 2014.

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

Quarter Ended	High Bid	Low Bid
May 31, 2013	$0.05	$0.05
August 31, 2013	$0.05	$0.05
November 30, 2013	$0.05	$0.05
February 28, 2014	$2.00	$2.00

As of the date of this report, the shareholders’ list of our common shares showed 34 registered shareholders holding 6,000,000 shares with 2,500,000 shares being held by broker-dealers. There are 8,500,000 shares issued and outstanding.

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

We retained the services of the Jiangxi Geological and Engineering Company and Mr. Poon Man Sin prior to commencement of work to complete the first phase of the work program. The parties to the option agreement agreed that Tiger would control the exploration work and that Kiukiang would contract for and carry out the physical work under the supervision of Tiger. They are located in the area and have ready access to labor and equipment and are familiar with local conditions. We are assessing the results of this program now that we have a report in hand which was dated October 23, 2013, but which we did not have translated and reviewed by a North American experienced professional engineer until June 28, 2013.

Our portion of the phase I planned geological exploration program cost $20,000 (which is 50% of the total budgeted cost of $40,000 which is a reflection of costs for the specified type of work). Phase I commenced on August 13, 2012, required six weeks for the base work and additional time for analysis, evaluation of the work completed and the preparation of a report. The finalized report (Geological Report on the Phase I Exploration Program on the Tiger Gold Mining Property, the “Report”) until late December, 2013 and, although the report was less than encouraging, we are currently reviewing our options and seeking funding to be able to carry on with the project. Costs for phase I consisted of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs.

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

Phase 1 began by establishing a base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We then related previous ground and airborne electromagnetic surveys over the grid. Samples taken from various locations have been tested for traces of gold, silver, lead, copper, zinc, iron and other metals; however, our primary focus is the search for gold. We compared relative concentrations of gold, silver, lead and other indicator metals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate significance.

Geophysical surveying involved the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geoscientist took different measurements of the various physical and geological properties of the rocks and interpreted the results in terms of what we seek. These methods include magnetic, electrical and seismic measurements. He then interpreted all the data obtained, plotted it on the map he generated and provided his best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase.

Previously run magnetometer and VLF-EM (very low frequency electromagnetic surveys) were used as an aid to mapping and structural interpretation and may assist in locating gold and the delineation of the various physical properties of the rock which can be used as pointers towards whether gold may be present or not. Anomalies will be evaluated closely to help in determining their economic potential.

We then proceeded to diamond drilling a total of 600 feet of selected targets based upon the results of the previously mentioned efforts. None of the drill holes returned significant results but, on the other hand, none bore barren results, either. At this point, based on the drilling and analysis we are attempting to determine if we should proceed with further drilling and exploration and if we were inclined to do so, how much money we would have to raise to complete phase II and what challenges might arise in such. The Report states the following:

2010 Geological Program (Phase I Exploration Program) – Results of Operational Activity

The phase I exploration program undertaken between August 13 and September 30, 2012, consisted of the establishment of a full grid of the area with permanent posts for future reference, an airborne electromagnetic and magnetic survey of the Tiger mining property including an area one kilometre north, south, east and west of the property boundaries and a number of rock, till and geological samples being taken from the area.

All of the work contemplated under the phase I exploration program was completed with the exception of part of the diamond drilling. The drill rig that had been contracted ran into unexpected mechanical problems shortly after commencing work which resulted in less than 500 metres being drilled. The problems were not able to be corrected on site and we were not able to locate another rig in reasonable time to complete the program before departing the area. As a result, the diamond drill portion of the program was only marginally carried out. Instead, the parties agreed to delay the main diamond drilling part of the program until phase II which allowed for a significant increase in the base geological work, a widening of the area subject to review and the taking of a greater number of samples for analysis.

The overall evaluations of the previous exploration programs were confirmed. Although few mineral values of interest were determined, vein structures and significant conductors were followed off the property to the east and north. The strongest anomalies were confirmed as being along the north margin of the claim and were continually traced more than one kilometre north of the existing claims boundary.

1.    Phase I Exploration Program

Magnetometer and VLF-EM, very low frequency electromagnetic surveys, were used as an aid to mapping and structural interpretation and assisted in locating mineralization and served to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold mineralization may be present or not. Anomalies were evaluated closely and sampled in determining their economic potential. We completed the following in the phase I exploration program:

  Detailed mapping of the claims to gain a better understanding of the structural setting of the underlying mineralization;
  All existing data was digitized incorporated into and maintained in a Global Information System (GIS) database. All data acquired in the future will be of a standard to be entered into the digital database format;
  Target areas developed from the initial surveys were further screened by prospecting, detailed till sampling or Mobil Metal Ion soil sampling as necessary. Sampling density should be sufficient to identify drill testable targets directly.

Phase I began by mapping the claims and digitization and GIS referencing of all existing data on the claims including historical references. The Global Information System (GIS) referencing system entailed the production of a database whereby all previous known work on the claims was entered into a computer matrix and correlated based on map coordinates. The results of phase I testing were then entered and correlated to historical data which allowed for certain conclusions as to the best targets and areas to explore on future work programs.

2.    Mineralization

During the establishment of the grid a new showing was located approximately 400 metres northeast of the area of the originally planned target area. A grab sample from the top of a brecciated flow-top returned 3.6% copper, 96 g/t silver and 238 g/t gold.

The phase I exploration program carried out a small drill program prior to the total breakdown of the drilling rig completing five AQ-sized core drill holes in the area of the original originally trenched area, in the southeastern part of the property which elongates in a northwesterly direction exposing an oxidized sulphide and quartz zone best developed in interflow metasediments and mafic metavolcanic rocks marginal to their contact with felsic metavolcanic rocks which are flow banded in part showings. No significant mineralization was found in any of the five holes with the best of the results being:

DDH	From (ft)	To (ft)	Width (ft)	Copper%	Silver g/t	Gold g/t
1	54.55	60.61	6.05	0.25	7	3
2	48.48	52.42	3.94	0.60	2	3
3	75.25	100.1	24.85	0.54	5	1
4	47.6	56.7	9.01	0.94	3	5
5	38.79	43.63	4.84	0.01	15	2.6

Hole #2 was drilled to test a down dip extension of the mineralization in drill #1 and failed to show the continuity. Other holes did intersect several mineralized zones and while some continuity was confirmed along strike of the surface showings, it was not demonstrated well down-dip.

A character sample of the massive pyrite zone returned the following results:

Sample	Copper(ppm)	Gold(ppb)	Silver(ppm)	Arsenic(ppm)	Cobalt(ppm)	Zinc(ppm)	Iron(%)	Sulfur(%)
60560	206	30	1.4	80	71	16	>15.00	>10.00

The program also included stream and till sampling of the drainages crossing the mineralization. The streams sampled were juvenile systems with much non-mineralized till contributing to the transported sediments in the creek beds. The results reflect anomalous gold and silver values that are related to mineralization but are erratic in the downstream decay of values, suggesting that there may be substantial contributions of unmineralized material due to fines from talus. The assays were completed by the firm of ALS Chemex, Hong Kong, an IS0 9002 laboratory, in April, 2013.

3.    Geophysical Surveys

Comprehensive research of geophysical methods used and results obtained from previous surveys was also carried out as part of the planning process for further work on the property which were then correlated with the results of the surveys run under this program.

The VLF-Ground Magnetic survey was carried out over the showings and the interpretation suggested that there are three linear magnetic lows running roughly parallel to the surface expression of the mineralization. This was interpreted to mean possible magnetite destruction in the volcanics due to alteration that would reflect some vertical conduits of mineralization through the volcanic pile.

Our survey identified two electromagnetic conductive zones north and west of the current claims. Two small claim blocks were located for subsequent surface surveys; the first of these was located immediately east of a small hill located one kilometre north-northeast of the current claims. VLF-EM surveys were completed over a grid consisting of 100 metres spaced north-south lines with instrument readings taken at intervals of 25 metres along the grid lines. An electromagnetic conductor, partially coincident with higher magnetic readings, was found in the area of the centre of the claims where there are quartz and sulphide showings which are exposed in a number of shallow pits and trenches.

The second area we investigated was on the north side of another small hill, 1.3 kilometres west-northwest of the current claims. Here, a strong electromagnetic conductor was found to be coincident with high magnetic response over a width of between 15 and 30 metres and an apparent strike length of 350 metres. Drilling was recommended but not carried out as the area is outside the current claim boundaries and ownership is unknown.

Surface geophysical surveys, which included the area of the current property, were undertaken. The survey grid established for this survey consisted of an east-west baseline (the southern boundary of the claims follows this baseline) and north-south survey lines at 100 metres intervals. This grid extends more than a kilometre north and east of the property and the north-south crosslines throughout the grid area extend several hundred metres to the north.

A Max-Min electromagnetic survey, completed over the entire grid area, involved a coil separation of 200 metres and readings of two frequencies (444 Hz and 1777 Hz) were recorded at 25 metres intervals along the north-south grid lines. A major, in-phase and out-of-phase cross-over on both frequencies was identified on the easternmost grid line, 1 km east of the eastern boundary of the property. This is coincident with a known exposure of quartz and sulphide mineralization. A weaker in- and out-of-phase cross-over was encountered immediately south of an old lakebed adjacent to the current claims western boundary and in another area 300 metres further east. The cause of these is not known. A similar weak EM cross-over was detected immediately west of another known gold zone at the western limits of the grid some 800 metres west of the current claim western boundary.

4.    Conclusions

It is worthy of note that mineralization on the Tiger mining property occurs along contacts between mafic metavolcanic rocks and felsic units. Based on the observed distribution of felsic and mafic metavolcanic rocks, a prospective and underexplored horizon is present in the central part of the claims area and may extend for a considerable distance both east and north of the current claims. Evidence for this are three known areas of mineralization east and north of the claims plus a similar, parallel belt of similar geology featuring two zones several hundred metres north of the current claims area.

Two principal styles of disseminated quartz and sulphide mineralization are present in the Tiger property area. The mineralization exposed in the vein extension areas reviewed is below that which is typical of an exhalative, sulphide iron formation hosted mainly in cherty (sedimentary?) units. By contrast, the mineralization exposed in both the newly discovered trench areas is at least in part typical of contact type mineralization as evidenced by the presence of quartz and sulphides in skarnified limestone, further evidence that the felsic unit at both localities may be intrusive. The chemistry features higher cobalt values and low arsenic samples from the one trench while from the other trenches the characterization is of elevated arsenic values.

The Tiger property and surrounding area is considered to be underexplored. In view of the extension of favourable geology well beyond the boundaries of the current claims, plus the presence of several quartz gold bearing and sulphide zones east, west and north of the claims, it would be in order to acquire more ground prior to the initiation of further work on the Tiger property. The staking of additional mining claims extending east, west and north of the current property is recommended. If the staking of additional property is concluded not to be an option, it is recommended that no further work be undertaken and the property abandoned for lack of merit of the claims as presently owned.

5. Recommendations

The property is underlain by sediments and felsic volcanic tuffs along with visibly exposed quartz veining structures which is a favourable setting for gold mineralization. An IP anomaly occurs on the eastern and northern part of the property. A number of other adjacent induced polarization anomalies were outlined which suggest disseminated pyrite zones in bedrock, along with graphitic sediments. The overburden is in the order of 30 feet hence the I. P. responses are moderate. A follow-up diamond drill program is required to test the various anomalies as recommended in the table below.

If the Company determines it should continue on with the projected two-phase exploration program, it is proposed that a second phase be comprised of three parts – the staking of additional mining claims, the continuation of the exploration of the newly acquired claims and diamond drilling on the expanded property grouping (all estimates are expressed in United States Dollars:

Phase 2A	Stake additional mining claims to the east, west and north of the existing claims; the estimated cost is as follows and will required five days to complete:

Staking (pickets, paint, flagging etc.)	1,000
Filing fees	15,000
Wages and fees	10,000
Sub Total	26,000
Contingencies	4,000
Cost for Phase 2A - Staking	$30,000

Phase 2B
Effectively repeat the phase I general exploration program on the newly acquired claims by establishing a base line with 25-metre stations and cross lines run every 50 metres for 100 metres each side of the baseline; geologically map the grid; conduct an electromagnetic survey over the grid with readings taken every 25 metres along the lines; rock, till and geochemically sample those areas determined by the geological and EM surveys. These surveys will require three to four weeks at and estimated cost as follows:

Grid materials (pickets, paint, flagging etc.)	3,000
Geological and Geochemical supplies	2,000
EM Survey (50 km x $300/km)	15,000
Wages and fees	60,000
Camp equipment, operation	15,000
Assaying	20,000
Sub Total	115,000
Contingencies	15,000
Cost for Phase 2B - Exploration	$130,000

Phase 2C
Diamond drill a total of 5,000 feet over selected targets determined from phase 2B. It is anticipated that some additional geological mapping, prospecting and some geochemical sampling will take place as the drilling progresses; separate funding for that is not identified here but will be done coincident with the above program and will require three weeks to complete with an estimated cost of:

Transportation	5,000
Wages and fees	15,000
Diamond drilling (5000 ft x $25/ft)	125,000
Assaying	25,000
Field costs, including drill fuel ($6.00/ft.)	30,000
Subtotal	200,000
Contingencies	20,000
Total Costs for Phase 2C – Diamond Drilling	$220,000

Phase 2 Summary Costs

Phase 2A – Staking & Related	30,000
Phase 2A – Exploration & Geology	130,000
Phase 2C – Diamond Drilling	220,000
Total Costs for Phase 2	380,000

Although it is recommended that phase 2 be carried out in its entirety, it could be broken up over two years such that phases 2A & 2B be completed in the same year. Phase 2C could be postponed for one year depending on available funds.

It is then recommended that a new third phase be undertaken to diamond drill the property to depth and test for continuation of discovered anomalies.

Phase 3.

The third phase of exploration would continue the diamond drill program if results from the phase 2 program remain positive. Cost of the third phase of exploration is estimated to be as follows and will require three to four weeks to complete:

Wages and fees	30,000
Camp equipment, operation	25,000
Diamond drilling (7,000 ft x $25/ft)	175,000
Assaying and ICP Analyses	35,000
Camp cook, Industrial First Aid	10,000
Field costs ($6.00/ft)	42,000
Subtotal	317,000
Contingencies	33,000
Total Costs for Phase 3	$350,000

Phase II will not be carried out until late 2014 or the Spring of 2015 and will be contingent upon our capability of raising the funds required. Initial estimates are that the second phase may require up to six weeks work and will cost approximately $160,000 in total (Tiger’s portion being $80,000). A further three to four months may be required for analysis and evaluation and the preparation of a report.

We do not expect any changes or hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work. We do not expect to purchase or sell any plant or significant equipment. We intend to lease or rent any equipment, such as a backhoe, diamond drill, generators and so on, that we will need in order to carry out our exploration activities.

Results of Operations

		Year Ended		Year Ended Feb.
		Feb. 28		28
		2014		2013
Revenue	$	Nil	$	Nil
Operating Expenses		$38,458		$74,130
Net Profit (Loss)		$(38,458)		$(74,130)

COMMON SHARES: Since inception we have used common stock, an advance from a related party and a loan from an arms length party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended February 28, 2014, was $36,614 as the result of an advance from a related party of $12,000, a loan payable of $19,558 and the issuance of a promissory note in the amount of $5,056. In the fiscal year ended February 28, 2013, cash flows from financing activity was a $75,930 as the result of the repayment of $24,070 from a related party and the sale ($100,000) of shares issued under the Corporation’s S-1 registration statement and prospectus. Net cash provided by financing activities from inception on January 28, 2010, is $156,614 – $12,000 as an advance from a related party, $24,614 in the form of loans payable and $120,000 through the sale of common stock.

Revenue

We have not earned any revenues since our inception.

Expenses

Our expenses for the year ended February 28, 2014, and 2013 are outlined in the table below:

			January 20, 2010
	Year ended	Year Ended	(inception) to
	February 28,	February 28,	February 28,
	2014	2013	2014
Mineral exploration	$0	$20,000	$20,000
Consulting fees	0	20,000	25,000
Professional fees	30,279	21,354	25,000
General & administrative expenses	8,179	12,776	36,892
Total Operating expenses	38,458	74,130	161,596
Other(income) expense - interest	1,029	-	1,029
Total expenses	39,487	74,130	162,625
Net loss	$(39,487)	$(74,130)	$(162,625)

During the year ended February 28, 2014, Tiger incurred expenses of $39,487 as compared to $74,130 for the similar period last year ending on February 28, 2013, and a total of $162,625 for the period from inception on January 20, 2010, to February 28, 2014. The significant decrease that occurred in the most recently completed fiscal year came about as the result of Tiger’s reducing its exploration activities for the current year and generally having a quieter year for operations. The costs incurred can be further subdivided into the following categories.

MINERAL EXPLORATION COSTS: Tiger incurred $0 (nil) in exploration costs in the current year ended February 28, 2014 as compared to expending $20,000 in completing the first phase of exploration work on the Tiger mining property for the fiscal year ended on February 28, 2013. From inception to February 28, 2014, we have incurred $20,000 in mineral exploration costs. This expense category will vary depending on general exploration activities in the future.

CONSULTING FEES: Tiger incurred $0 (nil) in consulting fees for the fiscal year ended on February 28, 2014, as compared to $20,000 for the previous fiscal year ending on February 28, 2013. From inception to February 28, 2014, we have incurred $25,000 in consulting fees mainly spent on legal and accounting matters as well as certain costs related to quotation services and trading of shares. This expense category will vary depending more on corporate capital raising activities than any other activity and was significant this year with commencement of our business plan and securing quotation capabilities and electronic trading of our common stock which was the major cost item in the prior fiscal year.

PROFESSIONAL FEES: Tiger incurred $30,279 in professional fees for the fiscal year ended on February 28, 2014, as compared to $21,354 for the previous fiscal year ending on February 28, 2013. From inception to February 28, 2014, we have incurred $79,704 in professional fees mainly spent on legal and accounting matters. This expense category will vary depending more on corporate capital raising activities than any other activity and was significant this year with commencement of our business plan.

GENERAL & ADMINISTRATIVE EXPENSES: $8,179 in general and administrative costs were incurred in the past year. By comparison, $12,776 was incurred for previous fiscal period ended February 28, 2013. From inception through February 28, 2014, a total of $36,892 has been spent on general and administrative related expenses. These costs should generally remain similar from year to year.

RESEARCH AND DEVELOPMENT: Tiger has not incurred any expenses for research and development since inception on January 20, 2010.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on February 28, 2014, and none were incurred in the previous fiscal year ending on February 28, 2013. From inception to February 28, 2014, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2013 - 2014 or from the date of inception.

At the end of the fiscal year under review and at the date of this report, May 28, 2014, Tiger had 8,500,000 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital

	At February 28,	At February 28,
	2014	2013
Current Assets	$409	$1,012
Current Liabilities	43,034	4,105
Working Capital	$(42,625)	$(3,138)

Cash Flows

	At February 28,	At February 28,
	2014	2013
Net Cash Used in Operating Activities	$(37,118)	$(75,279)
Net Cash Provided by (Used In) Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	36,614	75,930
Increase (Decrease) In Cash During The Period	$(504)	$651

As of February 28, 2014, our company had a working capital deficit of $42,625.

Use of Proceeds

Net cash provided by financing activities from inception on January 20, 2010, to February 28, 2014, was $156,614 as a result of proceeds received from the sale of our common stock ($120,000), loans and notes payable ($24,614) and a loan from a related party ($12,000). During that same period, the following table indicates how those proceeds have been spent to date:

Mineral exploration	$20,000
Consulting fees	25,000
Professional fees	79,704
General & Administrative expenses	36,892
Interest expense	1,029
Total Use of Proceeds to February 28, 2014	$162,625

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2014 - 2015. Management projects that we may require $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$75,000
Phase II exploration program	50,000
Working Capital	75,000
Total	$200,000

As at February 28, 2014, we had a working capital deficit of $42,625 We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities, loans from shareholders and related as well as non-related parties. We anticipate that we will not be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended February 28, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

Tax Returns Remaining subject to IRS Audits

The Company has not yet filed its corporation income tax return for any of the reporting periods since its inception. The Company's corporation income tax returns for any of the reporting periods since its inception will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

ITEM 8. FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ending February 28, 2014, and February 28, 2013, and from inception on January 20, 2010 to February 28, 2014, immediately follow.

Tiger Jiujiang Mining, Inc.

(An Exploration Stage Company)

February 28, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Tiger Jiujiang Mining, Inc.
(An exploration stage company)

We have audited the accompanying balance sheets of Tiger Jiujiang Mining, Inc. (“the Company”) as of February 28, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the fiscal years then ended, and for the period from January 28, 2010 (date of inception) through February 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2014 and 2013, and the related statements of its operations and its cash flows for the years then ended, and for the period from January 28, 2010 (date of inception) through February 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the exploration stage at February 28, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
May 29, 2014

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
Balance Sheets

	February 28, 2014	February 28, 2013

ASSETS
CURRENT ASSETS
Cash	$409	$913
Prepaid expenses	-	99

Total Current Assets	409	1,012

Total Assets	$409	$1,012

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$6,420	$4,150
Notes payable	24,614	-
Advances from related party	12,000	-

Total Current Liabilities	43,034	4,150

STOCKHOLDERS' DEFICIT
Common stock par value $0.001: 400,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid-in capital	111,500	111,500
Deficit accumulated during the exploration stage	(162,625)	(123,138)

Total Stockholders' Deficit	(42,625)	(3,138)

Total Liabilities and Stockholders' Deficit	$409	$1,012

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	January 28, 2010
	Ended	Ended	(inception) through
	February 28, 2014	February 28, 2013	February 28, 2014

Revenue earned during the exploration stage	$-	$-	$-

Operating expenses
Exploration cost	-	20,000	20,000
Consulting fees	-	20,000	25,000
Professional fees	30,279	21,354	79,704
General and administrative expenses	8,179	12,776	36,892

Total operating expenses	38,458	74,130	161,596

Loss from operations	(38,458)	(74,130)	(161,596)

Other (income) expense
Interest expense	1,029	-	1,029

Other (income) expense, net	1,029	-	1,029

Loss before income tax provision	(39,487)	(74,130)	(162,625)

Income tax provision	-	-	-

Net loss	$(39,487)	$(74,130)	$(162,625)

Net loss per common share - Basic and diluted:	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	8,500,000	7,909,800

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 28, 2010 (Inception) through February 28, 2014

	Common stock par value $0.001			Deficit	Total
			Additional	Accumulated	Stockholders'
	Number of		Paid-in	during the Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, January 28, 2010 (inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on January 31, 2010	5,000,000	5,000			5,000

Common stock issued for cash at $0.01 per share on February 28, 2010	1,500,000	1,500	13,500		15,000

Net loss				(3,670)	(3,670)

Balance, February 28, 2010	6,500,000	6,500	13,500	(3,670)	16,330

Net loss				(21,377)	(21,377)

Balance, February 28, 2011	6,500,000	6,500	13,500	(25,047)	(5,047)

Net loss				(23,961)	(23,961)

Balance, February 29, 2012	6,500,000	6,500	13,500	(49,008)	(29,008)

Common stock issued for cash at $0.05 per share on June 15, 2012	2,000,000	2,000	98,000		100,000

Net loss				(74,130)	(74,130)

Balance, February 28, 2013	8,500,000	8,500	111,500	(123,138)	(3,138)

Net loss				(39,487)	(39,487)

Balance, February 28, 2014	8,500,000	$8,500	$111,500	$(162,625)	$(42,625)

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

			For the Period from
	For the Fiscal Year	For the Fiscal Year	January 28, 2010
	Ended	Ended	(inception) through
	February 28, 2014	February 28, 2013	February 28, 2014
			(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,487)	$(74,130)	$(162,625)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	99	(99)	-
Accrued expenses	2,270	(1,050)	6,420

Net cash used in operating activities	(37,118)	(75,279)	(156,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) related party	12,000	(20,000)	12,000
Advances payable	24,614	(4,070)	24,614
Proceeds from sale of common stock	-	100,000	120,000

Net cash provided by financing activities	36,614	75,930	156,614

NET CHANGE IN CASH	(504)	651	409

Cash at beginning of reporting period	913	262	-

Cash at end of reporting period	$409	$913	$409

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
(An Exploration Stage Company)
February 28, 2014 and 2013
Notes to the Financial Statements

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

Note 2 - Significant and Critical Accounting Policies and Practices

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Exploration Stage Company

The Company has established the existence of mineralized materials; however, it has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for mineralized material. As a result, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accrued expenses and advances payable approximate their fair values because of the short maturity of these instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended February 28, 2014 or 2013.

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

There were no potentially outstanding dilutive common shares for the reporting period ended February 28, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As reflected in the financial statements, the Company had a deficit accumulated during the exploration stage at February 28, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to continue explorations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the its ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds.

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

Note 5 – Notes payable

During the year ended February 28, 2014, an independent third party advanced $24,614, in aggregate, to the Company for working capital purposes. Those notes are unsecured, bearing an interest rate of 7.5% per annum and due on December 31, 2014.

The Company recorded $1,029 of interest expense for the fiscal year ended February 28, 2014.

Note 6 – Commitments and Contingencies

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

As of May 31, 2014, Tiger is obligated to incur exploration expenditures of a cumulative minimum of $60,000 on the Property, $20,000 of which has been previously paid; however, the Company’s cash position is not sufficient to pay the $40,000 in additional exploration expenditures at May 29, 2014.

Note 7 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Four Hundred Million (400,000,000) shares, par value $0.001 per share.

Common Stock

On January 31, 2010, the Company issued 5,000,000 common shares to its founder at $0.001 per share for $5,000 in cash.

On February 28, 2010, the Company issued 1,500,000 shares of its common stock at $0.01 per share to five (5) individuals for a total of $15,000 in cash.

On June 15, 2012, the Company issued 2,000,000 shares of common stock at $0.05 per share for $100,000 in cash under an S-1 registration statement dated October 26, 2011, which became effective on December 8, 2011, and for which subscriptions were received in April and May, 2012 and for which the Corporation considered the issuance to have closed.

Note 8 – Income Tax Provision

Deferred Tax Assets

At February 28, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $162,625 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $55,293 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance decreased by approximately $13,426 and increased $25,204 for the fiscal year ended February 28, 2014 and 2013, respectively.

Components of deferred tax assets are as follows:

	February 28,	February 28,
	2014	2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	55,293	41,867

Less: Valuation allowance	(55,293)	(41,867)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

		For the Fiscal
	For the Fiscal	Year Ended
	Year Ended	February 28,
	February 28, 2014	2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has not yet filed its corporation income tax return for any of the reporting periods since its inception. The Company's corporation income tax returns for any of the reporting periods since its inception will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN and DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 27, 2013, the Public Company Accounting Oversight Board ("PCAOB") permanently revoked the registration of Gruber & Co., LLC ("G&C") and permanently barred E. Randall Gruber, CPA ("Gruber") from being an associated person of a registered public accounting firm. The PCAOB imposed these sanctions on the basis of its findings concerning their violations of PCAOB rules and auditing standards in connection with their non-cooperation with a PCAOB inspection in which they improperly created, added, and backdated audit documentation prior to and during a PCAOB inspection in violation of PCAOB Rule 4006 and Auditing Standard No. 3. As a result, G&C resigned as our principal independent accountants.

G&C had been our principal independent accountants and had reported on the financial statements for the fiscal years ended February 28, 2010, February 28, 2011, February 29, 2012 and February 28, 2013. Except as described below, the audit report of G&C on our consolidated financial statements as of and for the fiscal year ended February 28, 2013, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. G&C’s 2013 audit report relating to the audit of Tiger’s financial statements for the fiscal year ended February 28, 2013, included an emphasis paragraph relating to an uncertainty as to Tiger’s ability to continue as a going concern in light of our lack of revenues and history of losses.

In connection with the audits of the Corporation’s consolidated financial statements for the fiscal year ended February 28, 2013, there were: (1) no disagreements between Tiger and G&C on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of G&C, would have caused G&C to make reference to the subject matter of the disagreement in their report on Tiger’s consolidated financial statements for such year, and (2) no reportable events within the meaning set forth in Item 304 of Regulation S-K.

The Company then engaged Li & Company, P.C. of Skillman, New Jersey (“Li”) to assume the role of its new principal independent accountants which was approved by the audit committee of the Board of Directors on August 7, 2013. Tiger signed the Li engagement letter on August 7, 2013, after Li completed its internal procedures related to new attest client acceptance.

During the periods ended February 28, 2013, and through the date of the firms engagement the Registrant did not consult with Li with regard to the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on Registrant’s financial statements; or any matter that was either the subject of a disagreement or a reportable event (as described in Item 304 of Regulation S-K.

There were no other disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

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

As of February 28, 2014, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief financial and chief executive officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended February 28, 2014, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of February 28, 2014, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of February 28, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2014, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

Name	Position Held	Age	Date First Elected
Chang Ya-Ping	Chief Executive Officer Chief Operating Officer Chief Financial Officer Director	49	January 20, 2010

Ms. Chang Ya-Ping, has held her office/position since January 28, 2010. None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Ms. Chang, spent approximately 10% of her time (approximately 6 hours per week) on the affairs of Tiger. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chang Ya-Ping: Ms. Chang is a director and serves as President and is a private businesswoman. She is the former owner of a successful chain of restaurants in Taiwan and mainland China and holds the Chinese equivalency of a Master of Business Administration from Tajen University in Taiwan having spent ten years as a banking executive with First National Trust of Taiwan. She is currently involved in real estate investments and has been a private investor in various start-up companies in Taiwan, China and Southeast Asian countries for the past six years. This is her first undertaking as a director of a public corporation.

Ms. Chang has been a private investor for the past six years and has not been employed by any entity during that period. After university graduation she commenced working for First National Trust of Taiwan in 1986 as a Branch Manager rising to the post of Executive Vice President leaving the corporation for private enterprise in 1996. From 1996 to 2002 she was the owner of a chain of 18 dim sum restaurants in Taiwan operating under the name Golden Dragon. In late 2002 she went into the real estate market acquiring a number of commercial income properties and remains in that business to this day under the name Chung Sho Holdings Corporation, a private Taiwanese corporation. She has been an ‘angel’ investor since 2004 and has been an investor in a number of smaller private gold mining projects in Taiwan, Hong Kong and China. In addition, she also manages the Chang family trust and has done so since 1991.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

Name	Number of Late	Number of Transactions Not	Failure to File
	Reports	Reported on a Timely Basis	Required Forms
Chang Ya-Ping	2(1)	2(1)	2

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

ITEM 11. EXECUTIVE COMPENSATION

(a) General

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended February 28, 2014, February 28, 2013, and 2011; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2014, 2013, and February 29, 2012;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

	Fiscal					Options
Name and	Year End			Stock	Securities	Awards (Value	Total
Principal	Feb. 28 or			Awards	Underlying	of Options) ($)	Compen-
Position	29	Salary	Bonus	($)	Options	(5)	sation
Chang Ya- Ping – Pres. & Director	2014	$0	$0	$0	Nil	$0	$0
Chang Ya- Ping – Pres. & Director	2013	$0	$0	$0	Nil	$0	$0
Chang Ya- Ping – Pres. & Director	2012	$0	$0	$0	Nil	$0	$0

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

(g) Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by Tiger, with respect to the officers, directors, employees or consultants of Tiger that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-incontrol.

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

	Name and Address of Beneficial Owner	Amount & Nature of	Percentage
Title of Class	[1] [2] [4]	Beneficial Ownership [3]	of Class
common stock	Chang Ya-Ping - 6th Fl, No.81 Meishu East 6 Rd. Kaohsiung, Taiwan 804	5,000,000 Beneficial Owner	58.8%

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

[3]	As of February 28, 2014, and the date of this report.
[4]

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of February 28, 2014, and the date of this report, there were 8,500,000 shares of our common stock issued and outstanding.

(b) Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with Tiger. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

Title of Class	Name and Address of Beneficial Owner [1] [3]	Amount & Nature of Beneficial Ownership [2]	Percentage of Class
common stock	Chang Ya-Ping 6th Fl, No.81 Meishu East 6 Rd. Kaohsiung, Taiwan 804 Director and officer since January 20, 2010	5,000,000	58.8%

[1]	As of February 28, 2014, and the date of this report.
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

The directors, officers and other members of management of Tiger, as a group beneficially own, directly or indirectly, 5,000,000 of our common shares, representing 58.1% of the total issued and outstanding securities of Tiger as of February 28, 2014, and the date of this report

There are no outstanding stock options.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVIVES

The aggregate fees billed for the most recently completed fiscal year ended February 28, 2014, and for fiscal year ended February 28, 2013, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 28,	February 28,
	2014	2013
Audit Fees	$13,000	$6,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,000	$6,000

Audit Fees: The aggregate fees billed for the fiscal year ended February 28, 2014, for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our quarterly statements were approximately $13,000 as compared to $6,000 for the similar period of the preceding fiscal year and for the period from inception on January 20, 2010, to February 28, 2014, the amount was approximately $31,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ending on February 28, 2014, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on January 20, 2010, to February 28, 2014, the amount was $0.

Tax Fees: The aggregate fees billed for the fiscal years ended February 28, 2014, and February 28, 2013 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on January 20, 2010, to February 28, 2014, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended February 28, 2014, and February 28, 2013, for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on January 20, 2010, to February 28, 2014, the amount was approximately $0.

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

(2)	General
3.1 *	Articles of Incorporation of Tiger Jiujiang Mining, Inc.
3.2 *	Bylaws of Tiger Jiujiang Mining, Inc.
4.1 *	Specimen Stock Certificate
10.1 *	Option To Purchase And Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company
10.2 **	Amendment to Option to Purchase and Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company dated May 2, 2013
10.3	Second Amendment to Option to Purchase and Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company dated May 22, 2013
99.2 *	Code of Business Conduct and Ethics and Compliance Program

(31)	Section 302 Certification
31.1	Section 302 Certification - Certification of Chang Ya-Ping as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Section 302 Certification - Certification of Chang Ya-Ping as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1	Section 906 Certification - Certification of Chang Ya-Ping as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 906 Certification - Certification of Chang Ya-Ping as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  Filed herewith
  * Incorporated by reference to S-1 Registration Statement filed on May 14, 2010
  ** Incorporated by reference to S-1/A registration statement filed on June 13, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER JIUJIANG MINING, INC.
(Registrant)

By:	/s/ “Chang Ya-Ping”

Chang Ya-Ping, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: May 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Chang Ya-Ping”

Chang Ya-Ping, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: May 29, 2014