Form 10-Q
period 2014-05-31
TIGER JIUJIANG MINING, INC.
filed 2014-07-15
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended May 31, 2014

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

Transitional Small Business Format.
Yes [   ]      No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tiger Jiujiang Mining, Inc.

May 31, 2014, and 2013

Tiger Jiujiang Mining, Inc.

Balance Sheets

	May 31, 2014	February 28, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$306	$409

Total Current Assets	306	409

Total Assets	$306	$409

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$9,213	$6,420
Notes payable	24,614	24,614
Advances from related party	20,000	12,000

Total Current Liabilities	53,827	43,034

STOCKHOLDERS' DEFICIT
Common stock par value $0.001: 400,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid-in capital	111,500	111,500
Accumulated deficit	(173,521)	(162,625)

Total Stockholders' Deficit	(53,521)	(42,625)

Total Liabilities and Stockholders' Deficit	$306	$409

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	May 31, 2014	May 31, 2013
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses
Professional fees	10,314	3,825
General and administrative expenses	117	7,841

Total operating expenses	10,431	11,666

Loss from operations	(10,431)	(11,666)

Other (income) expense
Interest expense	465	-

Other (income) expense, net	465	-

Loss before income tax provision	(10,896)	(11,666)

Income tax provision	-	-

Net loss	$(10,896)	$(11,666)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	8,500,000	8,500,000

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statement of Stockholders' Deficit
For the Fiscal Year Ended February 28, 2014 and for the Period Ended May 31, 2014
(Unaudited)

	Common stock par value $0.001				Total
	Number of		Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Deficit

Balance, February 28, 2013	8,500,000	$8,500	$111,500	$(123,138)	$(3,138)

Net loss				(39,487)	(39,487)

Balance, February 28, 2014	8,500,000	8,500	111,500	(162,625)	(42,625)

Net loss				(10,896)	(10,896)

Balance, May 31, 2014	8,500,000	$8,500	$111,500	$(173,521)	$(53,521)

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	May 31, 2014	May 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,896)	$(11,666)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	-	99
Accrued expenses	2,793	10,759

Net cash used in operating activities	(8,103)	(808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) related party	8,000	-

Net cash provided by financing activities	8,000	-

NET CHANGE IN CASH	(103)	(808)

Cash at beginning of reporting period	409	913

Cash at end of reporting period	$306	$105

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
May 31, 2014 and 2013
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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended February 28, 2014, and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on May 29, 2014.

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

The Company is considered an exploration stage company. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended May 31, 2014 or 2013.

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

There were no potentially outstanding dilutive common shares for the reporting period ended May 31, 2014 or 2013.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

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

As reflected in the financial statements, the Company had an accumulated deficit at May 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, its cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds.

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

For the reporting period ended February 28, 2014, a stockholder of the Company advanced $12,000 to the Company for working capital purposes.

For the reporting period ended May 31, 2014, a stockholder of the Company advanced $8,000 to the Company for working capital purposes.

Note 5 – Advances payable

During the reporting period ended February 28, 2014, an independent third party advanced $24,614 to the Company for working capital purposes. Those advances bear interest at the rate of seven and one-half percent (7.5%) per annum and are due on December 31, 2014.

The Company recorded $465 of interest expense for the reporting period ended May 31, 2014.

Note 6 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Four Hundred Million (400,000,000) shares, par value $0.001 per share.

Note 7 – Commitments and Contingencies

Option to Purchase and Royalty Agreement

On February 22, 2010, Tiger Jiujiang Mining, Inc. entered into an option agreement, subsequently amended on May 2, 2011, May 22, 2013, and May 31, 2014, (“Option to Purchase and Royalty Agreement”) with Kiukiang Gold Mining Company (“Kiukiang”). Under the terms of the agreement and the various amendments, Kiukiang granted Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2012 ($20,000 paid to Kiukiang on May 31, 2012);
(b)	Tiger contributing exploration expenditures of a further $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before November 30, 2015;
(c)

Tiger shall allot and issue 1,000,000 shares in the capital of Tiger to Kiukiang upon completion of a phase I exploration program as recommended by a competent geologist with the proviso that the report recommends further work be carried out on the Tiger property;

(d)	Tiger will pay Kiukiang an annual royalty equal to three percent (3%) of Net Smelter Returns;
(e)	Upon exercise of the option, Tiger will pay Kiukiang $25,000 per annum commencing on May 31, 2018, as prepayment of the NSR; and
(f)

Tiger has the right to acquire an additional 25% of the right, title and interest in and to the property by the payment of $10,000 and by incurring an additional $50,000 in exploration expenditures on or before May 31, 2017.

Further, the Agreement and the Option will terminate:

(a)	On November 30, 2015, at 11:59 P.M., unless on or before that date, Tiger has incurred exploration expenditures of a cumulative minimum of $60,000 on the Property;
(b)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2018, unless Tiger has paid to Kiukiang the sum of $25,000 on or before that date.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING MAY 31, 2014, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 29, 2014.

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

On February 22, 2010, as amended on May 2, 2011, May 22, 2013, and May 31, 2014, we entered into an option agreement to finance a two-phase exploration program whereby we can earn a 50 percent or greater interest in the Tiger gold exploration property in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China (“Kiukiang”), the beneficial owner, an independent Chinese corporation, whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. The property is in good standing until December 8, 2016.

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2013 (paid and work completed);
(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before November 30, 2015;
(c)

Tiger shall allot and issue 1,000,000 shares in the capital of Tiger to Kiukiang upon completion of a phase I exploration program as recommended by a competent geologist with the proviso the report recommends further work be carried out on the property;

(d)	Tiger will pay Kiukiang an annual royalty of three percent (3%) of Net Smelter Returns;
(e)	Upon exercise of the option, Tiger will pay to Kiukiang $25,000 per annum commencing on May 31, 2018, as prepayment of the NSR; and
(f)

Tiger has the right to acquire an additional 25% of the right, title and interest in and to the property by the payment of $10,000 and by incurring an additional $50,000 in exploration expenditures on or before May 31, 2015.

Further, the Agreement and the Option will terminate:

(a)

on November 30, 2015 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property (US $20,000 has been incurred to the date of this report;

(b)	at 11:59 P.M. on May 31 of each and every year, commencing on May 31, 2018, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

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

To date we have completed the field work portion of the first phase work program. We received the finalized report in October, 2013 and although the report was less than encouraging we continue to review our options and seeking funding to be able to carry on with the project; we have not spent any money on research and development activities. Tiger is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

The reader of this periodic report is directed to our annual report on Form 10-K filed on May 29, 2014, for further discussion of the property, mineral exploration in China, maps, geology and other background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan is to proceed with the initial two-phase exploration of the Tiger property to determine if there are commercially exploitable deposits of gold. We must conduct exploration to determine if gold exists and if any is found it can be economically extracted and profitably processed. We do not claim to have any ores or reserves whatsoever at this time.

We received the finalized Phase I report in late October, 2013 and, although the report was less than encouraging, we continue to review our options and seeking funding to be able to carry on with the project.

We had $306 in cash reserves as of May 31, 2014.

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

Offices

Our offices are located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan and are provided to us by Chang Ya-Ping, a director and officer, without charge, but such arrangement may be cancelled at anytime without notice.

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

Results of Operations

REVENUES

REVENUE – Gross revenue for the quarter ended May 31, 2014 and 2013 was $0.

COMMON STOCK –Net cash provided by equity financing activities during the interim periods ended May 31, 2014, and for the similar period in 2013 was$0 (nil). No options or warrants were issued to issue shares at a later date in the most recent quarter.

EXPENSES

	Three mo.	Three mo.
	ended May	ended May
	31, 2014	31, 2013
Property mineral exploration	0	0
General & administrative	10,895	11,666
Total expenses	10,895	11,666

SUMMARY – Total expenses for the quarter ended May 31, 2014, amounted to $10,895 while $11,666 was spent in the similar period ended May 31, 2013. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and the results and capital raising.

MINERAL PROPERTY EXPLORATION COSTS: $0 (nil) in mineral property exploration costs were incurred in the quarters ended May 31, 2014, and 2013. These costs will vary depending on our direct exploration efforts and no further such costs are expected to be incurred until 2015.

GENERAL & ADMINISTRATIVE EXPENSES: $10,430 was expended on the office and administrative matters for the quarter ended May 31, 2014, while $11,666 was spent in the similar period ended May 31, 2013.

INTEREST EXPENSES: $465 in interest costs were incurred in the quarter ended May 31, 2014, and $0 (nil) in the similar quarter in 2013.

NET CASH USED IN OPERATING ACTIVITIES: For the three-month period ended May 31, 2014, $8,102 in net cash was used and for the similar period ended on May 31, 2013, the amount was $10,466.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes for the the three-month period ended May 31, 2014 or 2013.

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

Plan of Operation

On May 31, 2014, we had a deficit of $53,520 in working capital.

Over the balance of the current fiscal year we intend to continue the review of the results of the first phase of the exploration plan on our optioned property which was obtained through an option agreement with Kiukiang Gold Mining Company, the beneficial owner and then to determine if it is our best interests to proceed with longer term exploration. If that is the case and we determine we will carry on with Phase II, we will need to raise sufficient additional capital for the work plus for our administrative operations and working capital through the sale of Tiger’s equity shares in the form of a private placement or public offering, loans or advances from officers or directors or others or convertible debentures.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2014 – 2015. Management projects that we will require a total of up to $200,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Repayment of loans	50,000
Phase II exploration program	50,000
Working Capital	50,000

Total	$200,000

As at May 31, 2014, we had a working capital deficit of $53,520. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

There are no assurances that we will be able to obtain further funds required for continued long term operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due.

Liquidity and Capital Resources

As of end of the last quarter on May 31, 2014, we have yet to generate any revenues from operations.

As of May 31, 2014, our total assets, consisting entirely of cash, amounted to $306 while total liabilities were $53,827. Our working capital deficit stood at $53,520.

For the three months ended May 31, 2014, the net loss was $10,895 ($0.00 per share) as compared to a loss of $11,666 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 8,500,000 common shares outstanding at May 31, 2014, and May 31, 2013.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended May 31, 2014. Although inflation is moderately higher than it was during 2012 - 2013, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended May 31, 2014, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

No shares of common stock or other securities were issued during the most recently completed quarter ended on May 31, 2014.

Tiger had 8,500,000 shares of common stock issued and outstanding as of May 31, 2014, and as of the date of this periodic report. Of these shares, 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act.

Item 3. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 28, 2010, to May 31, 2014, was $164,614 as a result of proceeds received from sales of our common stock ($120,000) and loans and advances from third parties ($44,614). During that period, the following indicates how the proceeds have been spent to date:

Mineral exploration expenses	$20,000
General and administrative expenses	144,614
Total Use of Proceeds to May 31, 2014	$164,614

Common Stock

No shares of common stock or other securities were issued during the most recently completed quarter ended on May 31, 2014.

At the end of the quarter on May 31, 2014, and as of the date of this periodic report there were 8,500,000 shares of common stock issued and outstanding.

Options

No options were granted during the three-month period ending May 31, 2014.

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

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended May 31, 2014 were as follows: NIL

Subsequent Events

There are no other subsequent events reportable as of the date of the interim financial statements or the date of this report.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiger Jiujiang Mining, Inc.
(Registrant)

Date:	July 15, 2014

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal

Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors