Form 10-Q
period 2014-08-31
TIGER JIUJIANG MINING, INC.
filed 2014-10-06
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended August 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,500,000 shares of Common Stock as of the date of this periodic report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $425,000 based on the selling price of the shares of the Corporation in its latest registration statement and $17,000,000 based on the last quoted selling price on the Over-The-Counter Bulletin Board (OTC-BB) under the symbol “TIGY”. We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format.
Yes [   ]      No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tiger Jiujiang Mining, Inc.

August 31, 2014 and 2013

Tiger Jiujiang Mining, Inc.

Balance Sheets

	August 31, 2014	February 28, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$379	$409

Total Current Assets	379	409

Total Assets	$379	$409

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$12,912	$6,420
Notes payable	29,614	24,614
Advances from related party	20,000	12,000

Total Current Liabilities	62,526	43,034

STOCKHOLDERS' DEFICIT
Common stock par value $0.001: 400,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid-in capital	111,500	111,500
Accumulated deficit	(182,147)	(162,625)

Total Stockholders' Deficit	(62,147)	(42,625)

Total Liabilities and Stockholders' Deficit	$379	$409

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	August 31, 2014	August 31, 2014	August 31, 2013	August 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Operating expenses
Professional fees	12,821	2,507	24,320	20,495
General and administrative expenses	5,692	5,575	7,942	101
Total operating expenses	18,513	8,082	32,262	20,596
Loss from operations	(18,513)	(8,082)	(32,262)	(20,596)
Other (income) expense
Interest expense	1,009	544	-	-
Other (income) expense, net	1,009	544	-	-
Loss before income tax provision	(19,522)	(8,626)	(32,262)	(20,596)
Income tax provision	-	-	-	-
Net loss	$(19,522)	$(8,626)	$(32,262)	$(20,596)
Earnings per share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding
- basic and diluted	8,500,000	8,500,000	8,500,000	8,500,000

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statement of Stockholders' Deficit
For the Fiscal Year Ended February 28, 2014 and for the Period Ended August 31, 2014
(Unaudited)

	Common stock par value $0.001
	Number of		Additional Paid-		Total Stockholders'
	Shares	Amount	in Capital	Accumulated Deficit	Deficit
Balance, February 28, 2013	8,500,000	$8,500	$111,500	$(123,138)	$(3,138)
Net loss				(39,487)	(39,487)
Balance, February 28, 2014	8,500,000	8,500	111,500	(162,625)	(42,625)
Net loss				(19,522)	(19,522)
Balance, August 31, 2014	8,500,000	$8,500	$111,500	$(182,147)	$(62,147)

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	August 31, 2014	August 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,522)	$(32,262)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	-	99
Accrued expenses	6,492	2,223

Net cash used in operating activities	(13,030)	(29,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	5,000	18,029
Advances from (repayments to) related party	8,000	12,000

Net cash provided by financing activities	13,000	30,029

NET CHANGE IN CASH	(30)	89

Cash at beginning of reporting period	409	913

Cash at end of reporting period	$379	$1,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
August 31, 2014 and 2013
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

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

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

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted under U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Pursuant to Section 850-10-20 the Related parties include (1) affiliates of the Company; (2) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (3) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (4) principal owners of the Company; (5) management of the Company; (6) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (7) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (1) the nature of the relationship(s) involved; (2) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (3) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (4) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the product has been shipped or the services have been rendered to the customer, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended August 31, 2014 or 2013.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially outstanding dilutive common shares for the reporting period ended August 31, 2014, or 2013.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (1) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (2) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at August 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes Payable

During the reporting period ended February 28, 2014, an independent third party loaned $24,614 to the Company for working capital purposes. These loans bear interest at seven and one-half percent (7.5%) per annum and are due on December 31, 2014.

During the reporting period ended August 31, 2014, an independent third party loaned $5,000 to the Company for working capital purposes. These loans bear interest at seven and one-half percent (7.5%) per annum and are due on December 31, 2014.

The Company recorded $1,009 and $0 of interest expense for the reporting period ended August 31, 2014 and 2013, respectively.

Note 5 – Related Party Transactions

Advances from Related Party

From time to time, a related party of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

For the reporting period ended February 28, 2014, a stockholder of the Company advanced $12,000 to the Company for working capital purposes.

For the reporting period ended August 31, 2014, a stockholder of the Company advanced $8,000 to the Company for working capital purposes.

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

(a)

Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before May 31, 2012 ($20,000 paid to Kiukiang on May 31, 2012 and expensed as part of the Phase I exploration program);

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE SIX-MONTH PERIOD ENDING AUGUST 31, 2014, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 29, 2014.

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

To date we have completed the field work portion of the first phase work program. We received the finalized report in October, 2013 and although the report was less than encouraging we continue to seek funding to be able to carry on with the project; we have not spent any money on research and development activities. Tiger is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

The reader of this periodic report is directed to our annual report on Form 10-K filed on May 29, 2014, for further discussion of the property, mineral exploration in China, maps, geology and other background information on the optioned property.

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan is to proceed with the second phase in a two-phase exploration of the Tiger property to determine if there are commercially exploitable deposits of gold. We must conduct exploration to determine if gold exists and if any is found it can be economically extracted and profitably processed. We do not claim to have any ores or reserves whatsoever at this time.

We received the finalized Phase I report in late October, 2013 and, although the report was less than encouraging, we continue to seek funding to be able to carry on with the project.

We had $379 in cash reserves as of August 31, 2014.

We have not yet decided if Phase II will be carried out as a result of the disappointing results gathered from Phase I; in any event, it will not be considered until funds are available. Phase II would be directed towards additional trenching on selected areas and further diamond drilling; it will require up to six weeks work with total costs of approximately $100,000 (Tiger’s portion will be $50,000) comprised of wages, fees, trenching, diamond drilling, assays and related. The cost estimate is based on local costs for the specified type of efforts planned. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report.

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

Offices

Our offices are located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan and are provided to us by Chang Ya-Ping, a director and officer, without charge, but such arrangement may be cancelled at anytime.

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

Results of Operations

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2014 and 2013 was $0.

EXPENSES

	Six months	Three mo.	Six months	Three mo.
	ended	ended	ended	ended
	August 31,	August 31,	August 31,	August
	2014	2014	2013	31, 2013
Property mineral exploration	0	0	0	0
Professional fees	12,821	2,507	24,320	20,495
General & administrative	5,692	5,575	7,942	101
Other (interest) expense	1,009	544	0	0
Total expenses	19,522	8,626	32,262	20,596

SUMMARY – Total expenses for the quarter ended August 31, 2014, amounted to $8,626 while $20,596 was spent in the similar period ended August 31, 2013. For the six month periods ended August 31, 2014 and August 31, 2013, the comparative values were $19,522 and $32,262. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and the results and capital raising.

MINERAL PROPERTY EXPLORATION COSTS: $0 (nil) in mineral property exploration costs were incurred in the three- and six-month periods ended August 31, 2014, and 2013. These costs will vary depending on our direct exploration efforts and no further such costs are expected to be incurred until 2015.

PROFESSIONAL FEES: $2,507 was expended on professional fees for the quarter ended August 31, 2014, while $20,495 was spent in the similar period ended August 31, 2013. For the six month periods ended August 31, 2014 and August 31, 2013, the comparative values were $12,821 and $24,320.

GENERAL & ADMINISTRATIVE EXPENSES: $5,575 was expended on the office and administrative matters for the quarter ended August 31, 2014, while $101 was spent in the similar period ended August 31, 2013. For the six month periods ended August 31, 2014 and August 31, 2013, the comparative values were $5,692 and $7,942.

INTEREST EXPENSES: $544 in interest costs were incurred in the quarter ended August 31, 2014, and $0 (nil) in the similar quarter in 2013. For the six month periods ended August 31, 2014 and August 31, 2013, the comparative values were $1,009 and $0 (nil).

NET CASH USED IN OPERATING ACTIVITIES: For the six-month period ended August 31, 2014, $13,030 in net cash was used and for the similar period ended August 31, 2013, the amount was $29,940.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes for the three-month period ended August 31, 2014 or 2013.

Tiger issued no shares of common stock during its most recently completed quarter. As of the date of this report Tiger has 8,500,000 common shares issued and outstanding.

Tiger continues to carefully control its expenses and overall costs as it moves its business development plan forward. The Corporation did not have any employees or engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

On August 31, 2014, we had a deficit of $62,147 in working capital.

Over the balance of the current fiscal year we intend to continue seek financing for the second of the exploration plan on our optioned property which was obtained through an option agreement with Kiukiang Gold Mining Company, the beneficial owner and then to determine if it is our best interests to proceed with longer term exploration. If that is the case and we determine we will carry on with Phase II, we will need to raise sufficient additional capital for the work plus for our administrative operations and working capital through the sale of Tiger’s equity shares in the form of a private placement or public offering, loans or advances from officers or directors or others or convertible debentures.

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

As at August 31, 2014, we had a working capital deficit of $62,147. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2014, we have yet to generate any revenues from operations.

As of August 31, 2014, our total assets, consisting entirely of cash, amounted to $379 while total liabilities were $62,526. Our working capital deficit stood at $62,147.

For the three months ended August 31, 2014, the net loss was $8,626 ($0.00 per share) as compared to a loss of $20,596 ($0.00 per share) for the similar period last year. The loss per share was based on a weighted average of 8,500,000 common shares outstanding at August 31, 2014, and August 31, 2013. For the six month periods ended August 31, 2014, and August 31, 2013, the comparative values were $19,522 (a loss of $0.00 per share) and $32,262 (a loss of $$0.00 per share) each based on 8,500,000 shares outstanding.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2014. Although inflation is moderately higher than it was during 2012 - 2013, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended August 31, 2014, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

No shares of common stock or other securities were issued during the most recently completed quarter or six-month period ended on August 31, 2014.

Tiger had 8,500,000 shares of common stock issued and outstanding as of August 31, 2014, and as of the date of this periodic report. Of these shares, 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act.

Item 3. Other Information

Common Stock

No shares of common stock or other securities were issued during the most recently completed quarter ended on August 31, 2014.

At the end of the quarter on August 31, 2014, and as of the date of this periodic report there were 8,500,000 shares of common stock issued and outstanding.

Options

No options were granted during the three- or six-month periods ending August 31, 2014.

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

Reports on Form 8-K filed during the quarter ended August 31, 2014 were as follows: NIL

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

Tiger Jiujiang Mining, Inc.
(Registrant)

Date:	October 6, 2014

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal

Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors