Form 10-Q
period 2014-11-30
TIGER JIUJIANG MINING, INC.
filed 2014-12-24
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended November 30, 2014

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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell Corporation (as defined in Rule 12b-2 of the Exchange Act). Yes [ [X] ] No [   ] Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting Corporation.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Tiger Jiujiang Mining, Inc.

November 30, 2014, and 2013

Index to the Financial Statements

Contents	Page(s)
Balance sheets at November 30, 2014 (Unaudited), and February 28, 2014	F-2
Statements of operations for the three months and nine months ended November 30, 2014, and 2013 (Unaudited)	F-3
Statement of changes in stockholders’ deficit for the fiscal year ended February 28, 2014, and for the reporting period ended November 30, 2014 (Unaudited)	F-4
Statements of cash flows for the nine months ended November 30, 2014, and 2013 (Unaudited)	F-5
Notes to the Financial Statements (Unaudited)	F-6

Tiger Jiujiang Mining, Inc.

Balance Sheets

	November 30, 2014	February 28, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$717	$409

Total Current Assets	717	409

Total Assets	$717	$409

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$7,582	$6,420
Notes payable	29,614	24,614
Advances from related party	32,000	12,000

Total Current Liabilities	69,196	43,034

STOCKHOLDERS' DEFICIT
Common stock par value $0.001: 400,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid-in capital	111,500	111,500
Accumulated deficit	(188,479)	(162,625)

Total Stockholders' Deficit	(68,479)	(42,625)

Total Liabilities and Stockholders' Deficit	$717	$409

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	November 30, 2014	November 30, 2014	November 30, 2013	November 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Operating expenses
Professional fees	16,705	3,884	28,187	3,867
General and administrative expenses	7,587	1,895	8,045	103
Total operating expenses	24,292	5,779	36,232	3,970
Loss from operations	(24,292)	(5,779)	(36,232)	(3,970)
Other (income) expense
Interest expense	1,562	553	-	-
Other (income) expense, net	1,562	553	-	-
Loss before income tax provision	(25,854)	(6,332)	(36,232)	(3,970)
Income tax provision	-	-	-	-
Net loss	$(25,854)	$(6,332)	$(36,232)	$(3,970)
Earnings per share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding
- basic and diluted	8,500,000	8,500,000	8,500,000	8,500,000

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statement of Changes in Stockholders' Deficit
For the Fiscal Year Ended February 28, 2014 and for the Reporting Period Ended November 30, 2014
(Unaudited)

	Common stock par value $0.001
	Number of		Additional Paid-		Total Stockholders'
	Shares	Amount	in Capital	Accumulated Deficit	Deficit
Balance, February 28, 2013	8,500,000	$8,500	$111,500	$(123,138)	$(3,138)
Net loss				(39,487)	(39,487)
Balance, February 28, 2014	8,500,000	8,500	111,500	(162,625)	(42,625)
Net loss				(25,854)	(25,854)
Balance, November 30, 2014	8,500,000	$8,500	$111,500	$(188,479)	$(68,479)

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	November 30, 2014	November 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,854)	$(36,232)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	-	99
Accrued expenses	1,162	3,692

Net cash used in operating activities	(24,692)	(32,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	5,000	19,558
Advances from (repayments to) related party	20,000	12,000

Net cash provided by financing activities	25,000	31,558

NET CHANGE IN CASH	308	(883)

Cash at beginning of reporting period	409	913

Cash at end of reporting period	$717	$30

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
November 30, 2014 and 2013
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

Fiscal Year-End

The Company elected the last day of February as its fiscal year ending date.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

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

Pursuant to Section 850-10-20 the Related parties include (1) affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; (2) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (3) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (4) principal owners of the Company; (5) management of the Company; (6) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (7) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

There were no potentially outstanding dilutive common shares for the reporting period ended November 30, 2014, or 2013.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting which classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (1) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (2) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the Company's financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the reporting period ended November 30, 2014, the same independent third party loaned $5,000 to the Company for working capital purposes. The additional loan bears interest at seven and one-half percent (7.5%) per annum and is due on December 31, 2014.

The Company recorded $1,009 and $0 of interest expense for the reporting period ended November 30, 2014 and 2013, respectively.

Note 5 – Related Party Transactions

Advances from Related Party

From time to time, a related party of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

For the reporting periods ended November 30, 2014, a stockholder of the Company advanced $20,000 in aggregate to the Company for working capital purposes. Each of these advances are secured by a promissory note which does not bear interest but contains a provision whereby the amounts due could be converted to equity at a later date.

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

Foreign Currency and Exchange Rates

Our optioned mineral exploration property is located in China and costs expressed in the geological report are expressed in Renminbi (“RMB”) or Yuan. For purposes of consistency and to express United States Dollars throughout this periodic report, Yuan or RMB have been converted into United States currency at current rates of approximately 6.15 RMB to 1 U.S. Dollar. Our agreements and related items are all in U.S. Dollars. Where expenses have been incurred, Chinese Yuan have been converted into United States currency at the rate applicable on the date of the incurrence of the expense which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE NINE-MONTH PERIOD ENDING NOVEMBER 30, 2014, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 29, 2014.

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

The property is unencumbered and there are no competitive conditions which affect it. Further, there is no insurance covering the property. We believe that no insurance is necessary since it is unimproved and contains no buildings.

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

We had $717 in cash reserves as of November 30, 2014.

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

Results of Operations

REVENUES

REVENUE – Gross revenue for the quarter ended November 30, 2014 and 2013 was $0.

EXPENSES

	Nine mo.	Three mo.	Nine mo.	Three mo.
	ended	ended	ended	ended
	November	November	November	November
	30, 2014	30, 2014	30, 2013	30, 2013
Property mineral exploration	0	0	0	0
Professional fees	16,705	3,884	28,187	3,867
General & administrative	7,587	1,895	8,045	103
Other (interest) expense	1,562	553	0	0
Total expenses	25,854	6,333	36,232	3,970

SUMMARY – Total expenses for the quarter ended November 30, 2014, amounted to $6,333 while $3,970 was spent in the similar period ended November 30, 2013. For the nine month periods ended November 30, 2014, and November 30, 2013, the comparative values were $25,854 and $36,232. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and the results and capital raising.

MINERAL PROPERTY EXPLORATION COSTS: $0 (nil) in mineral property exploration costs were incurred in the three- and nine-month periods ended November 30, 2014, and 2013. These costs will vary depending on our direct exploration efforts and no further such costs are expected to be incurred until 2015.

PROFESSIONAL FEES: $3,884 was expended on professional fees for the quarter ended November 30, 2014, while $3,867 was spent in the similar period ended November 30, 2013. For the nine month periods ended November 30, 2014 and November 30, 2013, the comparative values were $16,705 and $28,187.

GENERAL & ADMINISTRATIVE EXPENSES: $1,895 was expended on the office and administrative matters for the quarter ended November 30, 2014, while $103 was spent in the similar period ended November 30, 2013. For the nine month periods ended November 30, 2014 and November 30, 2013, the comparative values were $7,587 and $8,045.

INTEREST EXPENSES: $553 in interest costs were incurred in the quarter ended November 30, 2014, and $0 (nil) in the similar quarter in 2013. For the nine month periods ended November 30, 2014 and November 30, 2013, the comparative values were $1,562 and $0 (nil).

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes for the three-month period ended November 30, 2014 or 2013.

Plan of Operation

On November 30, 2014, we had a deficit of $68,479 in working capital.

Over the balance of the current fiscal year we intend to continue seek financing for the second of the exploration plan on our optioned property and to determine if it is our best interests to proceed with longer term exploration. If that is the case and we determine to carry on with Phase II, we will need to raise sufficient additional capital for the work plus for our administrative operations and working capital through the sale of Tiger’s equity shares in the form of a private placement or public offering, loans or advances from officers or directors or others or convertible debentures.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2014 – 2015. Management projects that we will require a total of up to $200,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$40,000
Repayment of loans	60,000
Phase II exploration program	50,000
Working Capital	50,000

Total	$200,000

As at November 30, 2014, we had a working capital deficit of $68,479. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2014, we have yet to generate any revenues from operations.

As of November 30, 2014, our total assets, consisting entirely of cash, amounted to $717 while total liabilities were $69,196. Our working capital deficit stood at $68,479.

NET CASH USED IN OPERATING ACTIVITIES: For the nine-month period ended November 30, 2014, $24,692 in net cash was used.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2014. Although inflation is moderately higher than it was during 2012 - 2013, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended November 30, 2014, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2. Changes in Securities

No shares of common stock or other securities were issued during the most recently completed quarter or nine-month period ended on November 30, 2014.

Tiger had 8,500,000 shares of common stock issued and outstanding as of November 30, 2014, and as of the date of this periodic report. Of these shares, 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 of the Exchange Act.

Item 3. Other Information

Common Stock

No shares of common stock or other securities were issued during the most recently completed quarter ended on November 30, 2014.

At the end of the quarter on November 30, 2014, and as of the date of this periodic report there were 8,500,000 shares of common stock issued and outstanding.

Options

No options were granted during the three- or nine-month periods ending November 30, 2014.

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

Reports on Form 8-K filed during the quarter ended November 30, 2014 were as follows: NIL

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

Tiger Jiujiang Mining, Inc.
(Registrant)

Date:	December 24, 2014

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors