Form 10-K
period 2015-02-28
TIGER JIUJIANG MINING, INC.
filed 2015-05-20
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 28, 2015

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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act (the “Act” or “Securities Act”)
Yes [   ]      No [X].

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,000,000 (3,500,000 common shares at $2.00); the Corporation is quoted on the OTC-BB under the symbol “TIGY”).

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

Transitional Small Business Disclosure Format (Check one):
Yes [   ]      No [X]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to shareholders; (2) any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended (the “Securities Act”):

•	None

TABLE OF CONTENTS

Item 1	Description of Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 5	Selected Financial Data
Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 6A	Quantitative and Qualitative Disclosure of Market Risk
Item 7	Financial Statements and Supplementary Data
Item 8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A(T)	Controls and Procedures
Item 8B	Other Information
Item 9.	Directors, Executive Officers and Corporate Governance
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12	Certain Relationships and Related Transactions, and Director Independence
Item 13	Principal Accountant Fees and Services
Part 14	Exhibits, Financial Statements and Schedules

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

Our portion of the phase I planned geological exploration program cost $20,000 (which is 50% of the total budgeted cost of $40,000 which is a reflection of costs for the specified type of work). We received the finalized report in late October, 2013 and, although the report was less than encouraging, we are currently reviewing our options and seeking funding to be able to carry on with the project. Costs for phase I consisted of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. We are currently assessing the results of this program. We had $47 in cash reserves as of February 28, 2015.

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

Our financial statements for the year ended February 28, 2015, were prepared assuming that we will continue our operations as a going concern. However, our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. We were incorporated on January 28, 2010, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Junior exploration companies often fail to achieve or maintain successful operations, even in favorable market conditions.

2. We are an exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on January 28, 2010, and have not started our proposed business or realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $197,114. Our ability to achieve and maintain profitability and positive cash flow is dependent upon finding a profitable exploration property, generating revenues; and reducing exploration costs.

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

Under the terms of the option agreement and the attendant amendments, Tiger has the right to acquire a 50% interest in the right and title to the Tiger gold property upon incurring exploration expenses of a minimum of $15,000 by May 31, 2014 (paid and completed except for the final report), incurring additional exploration expenses in the amount of $45,000 by May 31, 2015, and making annual advance on royalty payments in the amount of $25,000 commencing May 31, 2016. Failure by Tiger to make any of the payments or to incur the required exploration expenses will result in the loss of the option to acquire an interest in the property. Should we lose the option Tiger would have to cease operations. If we were to fail, after the exercise of the option, to make the required $25,000 annual payment as prepayment of the net smelter royalty we would be in default of section 5.1(c) of the option agreement and would have to remedy the default. If we failed to remedy the default this would result in the loss of the interest in the property and would force us to cease operations.

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

7. Upon completion of the phase I exploration program, each party to the option agreement will have the ability to decide as to whether they will carry on with phase II based on the recommendations of their own geological evaluation. Should Kiukiang decide to not proceed to phase II but we elect to, we will have to pay our share of the program as well as that of Kiukiang.

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

We received the finalized Phase I report in late October, 2013 and, although the report was less than encouraging, we continue to seek funding to be able to carry on with the project. We have not yet decided if Phase II will be carried out as a result of the disappointing results gathered from Phase I; in any event, it will not be considered until later in 2015. Phase II would be directed towards additional trenching on selected areas and further diamond drilling and may require up to six weeks work; total costs will be approximately $100,000, with Tiger’s portion being $50,000, comprised of wages, fees, trenching, diamond drilling, assays and related. The cost estimate is based on local costs for the specified type of efforts planned. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report. The following Property Location Maps indicate approximately where the claim blocks are located west of Jiujiang City in north-western Jiangxi.

Figure 1 - Maps of location of Jiangxi Province in China

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

We retained the services of the Jiangxi Geological and Engineering Company and Mr. Poon Man Sing prior to commencement of work to complete the first phase of the work program. We are currently assessing the results of this program. The parties to the option agreement agreed that Tiger would control the exploration work and that Kiukiang would contract for and carry out the physical work under the supervision of Tiger. They are located in the area, have access to labor & equipment and are familiar with local conditions.

We have not yet decided if Phase II will be carried out as a result of the disappointing results gathered from Phase I; in any event, it will not be considered until 2015. Phase II would be directed towards additional trenching on selected areas and further diamond drilling and may require up to six weeks work; total costs will be approximately $100,000, with Tiger’s portion being $50,000, for wages, fees, trenching, diamond drilling, assays and related. The cost estimate is based on local costs for the specified type of efforts planned. A further three to four months may be required for analysis, evaluation of the work and preparation of a report.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our last annual general meeting was held on August 22, 2014, at which time stockholders approved the following actions:

•	received and approved the financial statements of the Corporation for its financial year ended February 28, 2014, together with the report of the independent auditors thereon;
•	fixed the number of directors at one for the coming year;
•	elected Chang Ya-Ping to serve as a director until the next annual general meeting of shareholders or until her successor(s) is/are elected or appointed;
•	ratified the appointment of Li and Company, as independent auditors of the Corporation for the financial year ended February 28, 2015.

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

Quarter Ended	High Bid	Low Bid
May 31, 2014	$2.00	$2.00
August 31, 2014	$2.00	$2.00
November 30, 2014	$2.00	$2.00
February 28, 2015	$2.00	$2.00

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

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Our business plan is to proceed with the initial exploration of the Tiger property to determine if there are commercially exploitable deposits of gold and silver. Poon Man Sin, Senior Engineer, authored the Report in which his firm recommends a two-phase exploration program to properly evaluate the potential of the property. We must conduct exploration to determine if gold exists and if any gold which is found can be economically extracted and profitably processed. We do not claim to have any ores or reserves whatsoever at this time on our optioned property.

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

We are assessing the results of this program now that we have a report in hand (dated October 23, 2014) and which has been translated and reviewed by a North American experienced professional engineer (June 28, 2014). We have not yet decided if Phase II will be carried out as a result of the disappointing results gathered from Phase I; in any event, it will not be considered until late 2015. Phase II would be directed towards additional trenching on selected areas and further diamond drilling and may require up to six weeks work; total costs will be approximately $100,000, with Tiger’s portion being $50,000, comprised of wages, fees, trenching, diamond drilling, assays and related. The cost estimate is based on local costs for the specified type of efforts planned. A further three to four months may be required for analysis, evaluation of the work accomplished and the preparation of a report.

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

Results of Operations

		Year Ended		Year Ended
		Feb. 28		Feb. 28
		2015		2014
Revenue	$	Nil	$	Nil
Operating Expenses		$34,489		$39,487
Net Profit (Loss)		$(34,489)		$(39,487)

COMMON SHARES: Since inception we have used common stock, an advance from a related party and a loan from an arms length party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended February 28, 2015, was $27,917 as the result of an advance from a related party of $30,000, the issuance of a promissory note in the amount of $5,000 and the repayment of notes payable in the amount of $7,083.

Revenue
We have not earned any revenues since our inception.

Expenses
Our expenses for the year ended February 28, 2015, and 2014 are outlined in the table below:

	Year ended	Year Ended
	February 28,	February 28,
	2015	2014
Mineral exploration	$0	$0
Professional fees	24,713	30,279
General & administrative expenses	7,666	8,179
Total Operating expenses	32,979	38,458
Other(income) expense - interest	2,110	1,029
Total expenses	34,489	39,487
Net loss	$(34,489)	$(39,487)

During the year ended February 28, 2015, Tiger incurred expenses of $34,489 as compared to $39,487 for the similar period last year ending on February 28, 2014. The costs incurred can be further subdivided into the following categories.

MINERAL EXPLORATION COSTS: Tiger incurred $0 (nil) in exploration costs in the current and past fiscal years ended February 28, 2015, and 2014. This expense category will vary depending on general exploration activities in the future.

PROFESSIONAL FEES: Tiger incurred $24,713 in professional fees for the fiscal year ended on February 28, 2015, as compared to $30,279 for the previous fiscal year ending on February 28, 2014. This expense category will vary depending more on corporate capital raising activities than any other activity.

GENERAL & ADMINISTRATIVE EXPENSES: $7,666 in general and administrative costs were incurred in the past year. By comparison, $8,179 was incurred for previous fiscal period ended February 28, 2014. These costs should generally remain similar from year to year.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2014 - 2015 or from the date of inception.

Liquidity and Financial Condition

Working Capital

	At February 28,	At February 28,
	2015	2014
Current Assets	$47	$409
Current Liabilities	77,161	43,034
Working Capital	$(77,114)	$(42,625)

Cash Flows

	At February 28,	At February
	2015	28, 2014
Net Cash Used in Operating Activities	$(28,279)	$(37,118)
Net Cash Provided by (Used In) Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	27,917	36,614
Net Change During The Period	$(362)	$(504)

Use of Proceeds

Net cash provided by financing activities from inception on January 20, 2010, to February 28, 2015, was $194,753 as a result of proceeds received from the sale of our common stock ($120,000), loans and notes payable ($42,753) and a loan from a related party ($32,000). During that same period, the following table indicates how those proceeds have been spent to date:

Mineral exploration	$20,000
Consulting fees	25,000
Professional fees	104,417
General & Administrative expenses	44,548
Interest expense	3,139
Total Use of Proceeds to February 28, 2015	$197,114

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2015 - 2016. Management projects that we may require $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$75,000
Repay loans and advances	50,000
Phase II exploration program	50,000
Working Capital	75,000
Total	$250,000

As at February 28, 2015, we had a working capital deficit of $47,114. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities, loans from shareholders and related as well as non-related parties. We anticipate that we will not be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended February 28, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

Recently Issued Accounting Pronouncements

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

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

ITEM 8.     FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

Our audited financial statements for the fiscal year ending February 28, 2015, and 2014, immediately follow.

Tiger Jiujiang Mining, Inc.

February 28, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Tiger Jiujiang Mining, Inc.

We have audited the accompanying balance sheets of Tiger Jiujiang Mining, Inc. (“the Company”) as of February 28, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2015 and 2014, and the related statements of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at February 28, 2015, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
May 19, 2015

Tiger Jiujiang Mining, Inc.

Balance Sheets

	February 28, 2015	February 28, 2014

ASSETS
CURRENT ASSETS
Cash	$47	$409

Total Current Assets	47	409

Total Assets	$47	$409

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$12,630	$6,420
Note payable	22,531	24,614
Advances from stockholders, current maturities	42,000	-

Total Current Liabilities	77,161	31,034

LONG-TERM LIABILITIES:
Advances from stockholders, net of current maturities	-	12,000

Total Long-term Liabilities	-	12,000

Total Liabilities	77,161	43,034

STOCKHOLDERS' DEFICIT
Common stock par value $0.001: 400,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid-in capital	111,500	111,500
Accumulated deficit	(197,114)	(162,625)

Total Stockholders' Deficit	(77,114)	(42,625)

Total Liabilities and Stockholders' Deficit	$47	$409

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	February 28, 2015	February 28, 2014
Revenue	$-	$-
Operating expenses
Professional fees	24,713	30,279
General and administrative expenses	7,666	8,179

Total operating expenses	32,379	38,458

Loss from operations	(32,379)	(38,458)

Other (income) expense
Interest expense	2,110	1,029

Other (income) expense, net	2,110	1,029

Loss before income tax provision	(34,489)	(39,487)

Income tax provision	-	-

Net loss	$(34,489)	$(39,487)

Earnings per share - Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,500,000	8,500,000

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statement of Changes in Stockholders' Deficit
For the Fiscal Year Ended February 28, 2014 and 2015

	Common stock par value $0.001
	Number of		Additional Paid-		Total Stockholders'
	Shares	Amount	in Capital	Accumulated Deficit	Deficit

Balance, February 28, 2013	8,500,000	$8,500	$111,500	$(123,138)	$(3,138)

Net loss				(39,487)	(39,487)

Balance, February 28, 2014	8,500,000	8,500	111,500	(162,625)	(42,625)

Net loss				(34,489)	(34,489)

Balance, February 28, 2015	8,500,000	$8,500	$111,500	$(197,114)	$(77,114)

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	February 28, 2015	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,489)	$(39,487)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	-	99
Accrued expenses	6,210	2,270

Net cash used in operating activities	(28,279)	(37,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	5,000	24,614
Repayment of note payable	(7,083)	-
Advances from stockholder	30,000	12,000

Net cash provided by financing activities	27,917	36,614

NET CHANGE IN CASH	(362)	(504)

Cash at beginning of reporting period	409	913

Cash at end of reporting period	$47	$409

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
February 28, 2015 and 2014
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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

There were no potentially outstanding dilutive common shares for the reporting period ended February 28, 2015 or 2014.

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

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

The financial statements of the Company have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at February 28, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is trying to continue explorations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Note payable

Issuance of Promissory Note

One January 6, 2014 the Company issued a promise note to Brian Doutaz (the “Lender”) up to the sum of Fifty Thousand Dollars ($50,000.00), together with interest thereon computed from the date of receipt of any funds as advanced by the Lender at seven and one-half percent (7.5%) per annum retroactive to the first advance made on June 12, 2013 and as indicated on Appendix A which may be updated with further advances and repayments of this note from time to time. All interest, principal and other costs hereunder shall be due and payable to the Lender on December 31, 2014 (the “Due Date”).

The principal amount of the note was $24,614 as of February 28, 2014.

On June 17, 2014 the lender advanced an additional $5,000 to the Company. The Company repaid $7,083 towards the advances in February 2015.

On December 31, 2014 the note holder has agreed not to call the note until December 31, 2015.

The Company recorded $2,110 and $1,029 in interest expense for the fiscal year ended February 28, 2015 and 2014, respectively.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions

CHANG, Ya-Ping	Chairman, President, CEO, significant stockholder and director	None

Advances from Stockholders

From time to time, a stockholder of the Company advances funds to the Company for working capital purpose.

Advances from stockhollders consisted of the following:

	March 31, 2014	March 31, 2013

In July 2013, one stockholder of the Company advanced $12,000 due July 2, 2015 to the Company for working capital purposes.	$12,000	$12,000

In May 2014, another stockholder ("second stockholder") of the Company advanced $8,000 due June 30, 2015 to the Company for working capital purposes.	8,000	-

On September 22, 2014, the second stockholder advanced $12,000 due October 31, 2015 to the Company for working capital purposes.	12,000	-

On January 2, 2015, the second stockholder advanced $10,000 due June 30, 2015 to the Company for working capital purpose.	10,000	-

Sub-total: convertible notes payable	42,000	12,000

Less current maturities	(42,000)	(-)

	$-	$12,000

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

Note 7 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Four Hundred Million (400,000,000) shares, par value $0.001 per share.

Note 8 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At February 28, 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $197,114 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $67,019 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased by approximately $11,726 and $13,426 for the fiscal year ended February 28, 2015 and 2014, respectively.

Components of deferred tax assets are as follows:

	February 28,	February
	2015	28, 2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	67,019	55,293

Less: Valuation allowance	(67,019)	(55,293)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	February 28,	February 28,
	2015	2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Entry into Note Payable - Stockholder

On March 26, 2015, the second stockholder advanced $16,000 due April 26, 2016 to the Company for working capital purposes.

ITEM 9.     CHANGES IN and DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of February 28, 2015, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this, our chief financial and chief executive officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended February 28, 2015, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of February 28, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of February 28, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2015, based on the criteria established in Internal Control-Integrated Framework under COSO.

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

Name	Position Held	Age	Date First Elected
	Chief Executive Officer
Chang Ya-Ping	Chief Operating Officer	50	January 20, 2010
	Chief Financial Officer
	Director

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

Ms. Chang has been a private investor for the past seven years and has not been employed by any entity during that period. After university graduation she commenced working for First National Trust of Taiwan in 1986 as a Branch Manager rising to the post of Executive Vice President leaving the corporation for private enterprise in 1996. From 1996 to 2002 she was the owner of a chain of 18 dim sum restaurants in Taiwan operating under the name Golden Dragon. In late 2002 she went into the real estate market acquiring a number of commercial income properties and remains in that business under the name Chung Sho Holdings Corporation, a private Taiwanese corporation. She has been an ‘angel’ investor since 2004 and has been an investor in a number of smaller private gold mining projects in Taiwan, Hong Kong and China. In addition, she has also managed the Chang family trust since 1991.

As a result of her personal and banking experience, Ms. Chang has made many contacts in the mining industry and it is through these contacts that she came across the opportunity presented and decided to become founder and a promoter of the Corporation.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

•	a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;
•	being subject to any order, judgement or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or
•	being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

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

Web Site

Tiger maintains its Web site at “tigerjiujiangmining.com” and has an e-mail address at “tigerjiujiangmining@gmail.com”.

ITEM 11.     EXECUTIVE COMPENSATION

(a)	General

The particulars of the compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended February 28, 2015, February 28, 2014, and 2011; and
•	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2015, 2014, and February 29, 2012;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b)	Summary Compensation Table

	Fiscal					Options
Name and	Year End			Stock	Securities	Awards (Value	Total
Principal	Feb. 28 or			Awards	Underlying	of Options) ($)	Compen-
Position	29	Salary	Bonus	($)	Options	(5)	sation
Chang Ya-Ping – Pres. & Director	2015	$0	$0	$0	Nil	$0	$0
Chang Ya-Ping – Pres. & Director	2014	$0	$0	$0	Nil	$0	$0
Chang Ya-Ping – Pres. & Director	2013	$0	$0	$0	Nil	$0	$0

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

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director, employee or consultant since inception; accordingly, no future payouts under non-stock price-based plans/agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

(f)	Compensation of Directors

The members of the Board of Directors are not compensated by Tiger for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

(g)	Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with officers or directors other than those disclosed in this report. There are no compensation plans/arrangements, including payments to be made by Tiger, with respect to the officers, directors, employees or consultants of Tiger that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

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

		Amount & Nature of	Percentage
Title of Class	Name and Address of Beneficial Owner [1] [2] [4]	Beneficial Ownership [3]	of Class
common stock	Chang Ya-Ping - 6th Fl, No.81 Meishu East 6 Rd. Kaohsiung, Taiwan 804	5,000,000 Beneficial Owner	58.8%

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

[3]	As of February 28, 2015, and the date of this report.
[4]

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of February 28, 2015, and the date of this report, there were 8,500,000 shares of our common stock issued and outstanding.

(b)	Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with Tiger. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

		Amount & Nature of	Percentage
Title of Class	Name and Address of Beneficial Owner [1] [3]	Beneficial Ownership [2]	of Class
common stock	Chang Ya-Ping 6th Fl, No.81 Meishu East 6 Rd. Kaohsiung, Taiwan 804 Director and officer since January 20, 2010	5,000,000	58.8%

[1]	As of February 28, 2015, and the date of this report.
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

The directors, officers and other members of management of Tiger, as a group beneficially own, directly or indirectly, 5,000,000 shares, representing 58.1% of the total issued and outstanding securities of Tiger as of February 28, 2015, and the date of this report There are no outstanding stock options.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVIVES

The aggregate fees billed for the most recently completed fiscal year ended February 28, 2015, and for fiscal year ended February 28, 2014, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 28,	February 28,
	2015	2014
Audit Fees	$7,000	$13,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$7,000	$13,000

Audit Fees: The aggregate fees billed for the fiscal year ended February 28, 2015, for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our quarterly statements were approximately $7,000 as compared to $13,000 for the similar period of the preceding fiscal year and for the period from inception on January 20, 2010, to February 28, 2015, the amount was approximately $38,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ending on February 28, 2015, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on January 20, 2010, to February 28, 2015, the amount was $0.

Tax Fees: The aggregate fees billed for the fiscal years ended February 28, 2015, and February 28, 2014 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on January 20, 2010, to February 28, 2015, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended February 28, 2015, and February 28, 2014, for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on January 20, 2010, to February 28, 2015, the amount was approximately $0.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

(1)	Registration Statements
1.1 *	S-1 Offering Statement dated October 26, 2011, including audited financial statements for the fiscal year ended February 28, 2011 (incorporated by reference from our registration statement on Form S-1 filed on October 26, 2011

(2)	General
3.1 *	Articles of Incorporation of Tiger Jiujiang Mining, Inc.
3.2 *	Bylaws of Tiger Jiujiang Mining, Inc.
4.1 *	Specimen Stock Certificate
10.1 *	Option To Purchase And Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company
10.2 **	Amendment to Option to Purchase and Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company dated May 2, 2011
10.3***	Second Amendment to Option to Purchase and Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company dated May 22, 2013
10.4	Third Amendment to Option to Purchase and Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company dated May 31, 2014
99.2 *	Code of Business Conduct and Ethics and Compliance Program

(31)	Section 302 Certification
31.1	Section 302 Certification - Certification of Chang Ya-Ping as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Section 302 Certification - Certification of Chang Ya-Ping as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1	Section 906 Certification - Certification of Chang Ya-Ping as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 906 Certification - Certification of Chang Ya-Ping as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	Filed herewith
•	* Incorporated by reference to S-1 Registration Statement filed on May 14, 2010
•	** Incorporated by reference to S-1/A registration statement filed on June 13, 2014
•	*** Incorporated by reference to Form 10K filed on April 29, 2014

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

Date: May 19, 2015

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

Date: May 19, 2015