Form 10-Q
period 2015-05-31
TIGER JIUJIANG MINING, INC.
filed 2015-07-14
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended May 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,500,000 shares of Common Stock as of the date of this periodic report. The aggregate market value of the of the voting stock held by non-affiliates of the issuer as of the date of this report was approximately $17,000,000 based on the last quoted selling price on the Over-The-Counter Bulletin Board (OTC-BB) under the symbol “TIGY”. We do not have any authorized, issued or outstanding non-voting common stock.

Transitional Small Business Format.
Yes  [   ]  No  [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Tiger Jiujiang Mining, Inc.

May 31, 2015, and 2014

Tiger Jiujiang Mining, Inc.

Balance Sheets

	May 31, 2015	February 28, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,045	$47

Total Current Assets	1,045	47

Total Assets	$1,045	$47

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,158	$-
Accrued expenses	-	9,490
Note payable	22,531	22,531
Accrued interest	3,699	3,139
Advances from stockholders	58,000	42,000

Total Current Liabilities	91,388	77,160

Total Liabilities	91,388	77,160

STOCKHOLDERS' DEFICIT
Common stock par value $0.001: 400,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid-in capital	111,500	111,500
Accumulated deficit	(210,343)	(197,113)

Total Stockholders' Deficit	(90,343)	(77,113)

Total Liabilities and Stockholders' Deficit	$1,045	$47

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statements of Operations

	For the Three Month	For the Three Months
	Ended	Ended
	May 31, 2015	May 31, 2014
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Operating expenses
Professional fees	2,851	10,314
General and administrative expenses	9,819	117

Total operating expenses	12,670	10,431

Loss from operations	(12,670)	(10,431)

Other (income) expense

Interest expense	560	465

Other (income) expense, net	560	465

Loss before income tax provision	(13,230)	(10,896)

Income tax provision	-	-

Net loss	$(13,230)	$(10,896)

Earnings per share - Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,500,000	8,500,000

See accompanying notes to the financial statements

F-3

Tiger Jiujiang Mining, Inc.

Statement of Changes in Stockholders' Deficit
For the Period Ended May 31, 2015
(Unaudited)

	Common stock par value $0.001				Total
	Number of		Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Deficit
Balance, February 28, 2014	8,500,000	$8,500	$111,500	$(162,625)	$(42,625)

Net loss				(34,488)	(34,488)

Balance, February 28, 2015	8,500,000	8,500	111,500	(197,113)	(77,113)

Net loss				(13,230)	(13,230)

Balance, May 31, 2015	8,500,000	$8,500	$111,500	$(210,343)	$(90,343)

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.

Statements of Cash Flows

	For the Three Month	For the Three Months
	Ended	Ended
	May 31, 2015	May 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,230)	$(10,896)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable	7,158	-
Accrued expenses	(9,490)	2,793
Accrued interest	560	-

Net cash used in operating activities	(15,002)	(8,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	7,083	-
Repayment of note payable	(7,083)	-
Advances from stockholders	16,000	20,000

Net cash provided by financing activities	16,000	20,000

NET CHANGE IN CASH	998	11,897

Cash at beginning of reporting period	47	409

Cash at end of reporting period	$1,045	$12,306

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the financial statements

Tiger Jiujiang Mining, Inc.
May 31, 2015, and 2014
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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended February 28, 2015, and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on May 19, 2015.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Pursuant to Section 850-10-20 the Related parties include (1) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (2) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (3) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (4) principal owners of the Company; (5) management of the Company; (6) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (7) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

There were no potentially outstanding dilutive common shares for the reporting period ended May 31, 2015, or 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at May 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes Payable

Issuance of Promissory Note

On January 6, 2014 the Company issued a promise note (to the “Lender”) up to the sum of Fifty Thousand Dollars ($50,000.00), together with interest thereon computed from the date of receipt of any funds as advanced by the Lender at seven and one-half percent (7.5%) per annum retroactive to the first advance made on June 12, 2013 and as indicated on Appendix A which may be updated with further advances and repayments of this note from time to time. All interest, principal and other costs hereunder shall be due and payable to the Lender on December 31, 2014 (the “Due Date”).

The principal amount of the note was $22,531 as of May 31, 2015.

On December 31, 2014, the note holder agreed not to call the note until December 31, 2015.

The Company recorded $560 and $530 in interest expense for the three-month period ended May 31, 2015 and 2014, respectively.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions

CHANG, Ya-Ping	Chairman, President, CEO, significant stockholder and director	None

Advances from Stockholders

From time to time, a stockholder of the Company advances funds to the Company for working capital purpose.

Advances from stockholders consisted of the following:

	May 31, 2015	February 28, 2015

In July 2013, one stockholder of the Company advanced $12,000 due July 2, 2015 to the Company for working capital purposes.	$12,000	$12,000

In May 2014, another stockholder ("second stockholder") of the Company advanced $8,000 due June 30, 2015 to the Company for working capital purposes.	8,000	8,000

On September 22, 2014, the second stockholder advanced $12,000 due October 31, 2015 to the Company for working capital purposes.	12,000	12,000

On January 2, 2015, the second stockholder advanced $10,000 due June 30, 2015 to the Company for working capital purpose.	10,000	10,000
On March 26, 2015, the second stockholder advanced $16,000 due April 30, 2016 to the Company for working capital purpose.	16,000	-

Sub-total: convertible notes payable	58,000	42,000

Less current maturities	(58,000)	(42,000)

	$-	$-

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE THREE-MONTH PERIOD ENDING MAY 31, 2015, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 19, 2015.

Overview

We were incorporated in the State of Wyoming on January 28, 2010, and established a fiscal year end of the last day of February. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan 804. Our telephone number is (888) 755-9766.

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

The reader of this periodic report is directed to our annual report on Form 10-K filed on May 19, 2015, for further discussion of the property, mineral exploration in China, maps, geology and other background information on the optioned property.

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

We had $1,045 in cash reserves as of May 31, 2015.

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

Results of Operations

REVENUES

REVENUE – Gross revenue for the quarter ended May 31, 2015 and 2014 was $0.

EXPENSES

	Three mo.	Three mo.
	ended May	ended May
	31, 2015	31, 2014
Property mineral exploration	0	0
Professional fees	2,851	10,314
General & administrative	9,819	117
Other (interest) expense	560	465
Total expenses	13,230	10,896

SUMMARY – Total expenses for the quarter ended May 31, 2015, amounted to $13,230 while $10,896 was spent in the similar period ended May 31, 2014. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and the results and capital raising.

MINERAL PROPERTY EXPLORATION COSTS: $0 (nil) in mineral property exploration costs were incurred in the three-month periods ended May 31, 2015, and 2014. These costs will vary depending on our direct exploration efforts and no further such costs are expected to be incurred until late 2015.

PROFESSIONAL FEES: $2,851 was expended on professional fees for the quarter ended May 31, 2015, as a result of the balancing of accrued accounts and the amount actually incurred while $10,314 was spent in the similar period ended May 31, 2014the larger amount reflecting a change in policy on accrued expenses for audit costs and related.

GENERAL & ADMINISTRATIVE EXPENSES: $9,819 was expended on the office and administrative matters for the quarter ended May 31, 2015, while $117 was spent in the similar period ended May 31, 2014, the larger amount in the current year being an increase in travel and general administrative related expenses.

INTEREST EXPENSES: $560 in interest costs were incurred in the quarter ended May 31, 2015, and $465 in the similar quarter in 2014.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes for the three-month period ended May 31, 2015 or 2014.

Plan of Operation

On May 31, 2015, we had a deficit of $90,343 in working capital.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2015 – 2016. Management projects that we will require a total of up to $250,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Repayment of loans	100,000
Phase II exploration program	50,000
Working Capital	50,000

Total	$250,000

As at May 31, 2015, we had a working capital deficit of $90,343. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on May 31, 2015, we have yet to generate any revenues from operations.

As of May 31, 2015, our total assets, consisting entirely of cash, amounted to $1,045 while total liabilities were $91,338. Our working capital deficit stood at $90,343.

NET CASH USED IN OPERATING ACTIVITIES: For the nine-month period ended May 31, 2015, $15,002 in net cash was used.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended May 31, 2015. Although inflation is moderately higher than it was during 2014 - 2015, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended May 31, 2015, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2.	Changes in Securities

No shares of common stock or other securities were issued during the most recently completed quarter or three-month period ended on May 31, 2015.

Tiger had 8,500,000 shares of common stock issued and outstanding as of May 31, 2015, and as of the date of this periodic report. Of these shares, 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 of the Exchange Act.

Item 3.	Other Information

Common Stock

No shares of common stock or other securities were issued during the most recently completed quarter ended on May 31, 2015.

At the end of the quarter on May 31, 2015, and as of the date of this periodic report there were 8,500,000 shares of common stock issued and outstanding.

Options

No options were granted during the three-month period ending May 31, 2015.

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

Reports on Form 8-K filed during the quarter ended May 31, 2015 were as follows: NIL

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

Tiger Jiujiang Mining, Inc.
(Registrant)

Date:	July 14, 2015

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors