Form 10-Q
period 2015-08-31
TIGER JIUJIANG MINING, INC.
filed 2015-10-13
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the quarterly period ended August 31, 2015

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

Transitional Small Business Format.
Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Tiger Jiujiang Mining, Inc.

August 31, 2015, and 2014

Index to the Financial Statements

Contents	Page(s)

Balance sheets at August 31, 2015 (Unaudited), and February 28, 2015	F-2

Statements of operations for the six months ended August 31, 2015, and 2014 (Unaudited)	F-3

Statement of changes in stockholders' deficit for the fiscal year ended February 28, 2015, and for the reporting period ended August 31, 2015 (Unaudited)	F-4

Statements of cash flows for the six months ended August 31, 2015, and 2014 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

Tiger Jiujiang Mining, Inc.

Balance Sheets

	August 31, 2015	February 28, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$993	$47

Total Current Assets	993	47

Total Assets	$993	$47

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,905	$-
Accrued expenses	-	9,490
Note payable	22,531	22,531
Accrued interest	4,259	3,139
Advances from stockholders	68,000	42,000

Total Current Liabilities	102,695	77,160

Total Liabilities	102,695	77,160

STOCKHOLDERS' DEFICIT
Common stock par value $0.001: 400,000,000 shares authorized; 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid-in capital	111,500	111,500
Accumulated deficit	(221,702)	(197,113)

Total Stockholders' Deficit	(101,702)	(77,113)

Total Liabilities and Stockholders' Deficit	$993	$47

Tiger Jiujiang Mining, Inc.

Statements of Operations

	For the Three Month	For the Three Months
	Ended	Ended
	August 31, 2015	August 31, 2014
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Operating expenses
Professional fees	1,496	12,821
General and administrative expenses	21,973	5,692

Total operating expenses	23,469	18,513

Loss from operations	(23,469)	(18,513)

Other (income) expense

Interest expense	1,120	1,009

Other (income) expense, net	1,120	1,009

Loss before income tax provision	(24,589)	(19,522)

Income tax provision	-	-

Net loss	$(24,589)	$(19,522)

Earnings per share - Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,500,000	8,500,000

Tiger Jiujiang Mining, Inc.

Statement of Changes in Stockholders' Deficit
For the Period Ended August 31, 2015
(Unaudited)

	Common stock par value $0.001
	Number of		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Deficit
Balance, February 28, 2014	8,500,000	$8,500	$111,500	$(162,625)	$(42,625)

Net loss				(34,488)	(34,488)

Balance, February 28, 2015	8,500,000	8,500	111,500	(197,113)	(77,113)

Net loss				(24,589)	(24,589)

Balance, Aug 31, 2015	8,500,000	$8,500	$111,500	$(221,702)	$(101,702)

Tiger Jiujiang Mining, Inc.

Statements of Cash Flows

	For the Three Month	For the Three Months
	Ended	Ended
	August 31, 2015	August 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,589)	$(19,522)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable	7,905	-
Accrued expenses	(9,490)	6,492
Accrued interest	1,120	-

Net cash used in operating activities	(25,054)	(13,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	-
Repayment of note payable	-	-
Advances from stockholders	26,000	13,000

Net cash provided by financing activities	26,000	13,000

NET CHANGE IN CASH	946	(30)

Cash at beginning of reporting period	47	409

Cash at end of reporting period	$993	$379

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

Tiger Jiujiang Mining, Inc.
August 31, 2015, and 2014
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

Cash Equivalents
The Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents.

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

There were no potentially outstanding dilutive common shares for the reporting period ended August 31, 2015, or 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at August 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes Payable

Issuance of Promissory Note
On January 6, 2014 the Company issued a promise note (to the “Lender”) up to the sum of Fifty Thousand Dollars ($50,000.00), together with interest thereon computed from the date of receipt of any funds as advanced by the Lender at seven and one-half percent (7.5%) per annum retroactive to the first advance made on June 12, 2013, and as indicated on Appendix A which may be updated with further advances and repayments of this note from time to time. All interest, principal and other costs hereunder shall be due and payable to the Lender on December 31, 2014 (the “Due Date”).

The principal amount of the note was $22,531 as of August 31, 2015.

On December 31, 2014, the note holder agreed not to call the note until December 31, 2015.

The Company recorded $1,120 and $1,009 in interest expense for the six-month period ended August 31, 2015 and 2014, respectively.

Note 5 – Related Party Transactions

Related Parties
Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions

Chairman, President, CEO,
CHANG, Ya-Ping	significant stockholder and director	None

Advances from Stockholders
From time to time, a stockholder of the Company advances funds to the Company for working capital purpose.

Advances from stockholders consisted of the following:

	August 31, 2015	February 28, 2015
In July 2013, one stockholder of the Company advanced $12,000 due July 2, 2015 to the Company for working capital purposes.	$12,000	$12,000

In May 2014, another stockholder ("second stockholder") of the Company advanced $8,000 due June 30, 2015 to the Company for working capital purposes.	8,000	8,000

On September 22, 2014, the second stockholder advanced $12,000 due October 31, 2015 to the Company for working capital purposes.	12,000	12,000

On January 2, 2015, the second stockholder advanced $10,000 due June 30, 2015 to the Company for working capital purpose.	10,000	10,000

On March 26, 2015, the second stockholder advanced $16,000 due April 30, 2016 to the Company for working capital purpose.	16,000	-

On September 14, 2015, the second stockholder advanced $9,000 due September 14, 2016, to the Company for working capital purpose.	9,000	-

Sub-total: convertible notes payable	68,000	42,000

Less current maturities	(68,000)	(42,000)

	$-	$-

Note 6 – Stockholders’ Deficit

Shares Authorized
Upon formation the total number of shares of common stock which the Company is authorized to issue is Four Hundred Million (400,000,000) shares, par value $0.001 per share.

Note 7 – Commitments and Contingencies

Option to Purchase and Royalty Agreement
On February 22, 2010, Tiger Jiujiang Mining, Inc. entered into an option agreement, subsequently amended on May 2, 2011, May 22, 2013, and August 31, 2014, (“Option to Purchase and Royalty Agreement”) with Kiukiang Gold Mining Company (“Kiukiang”). Under the terms of the agreement and the various amendments, Kiukiang granted Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)

Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before August 31, 2012 ($20,000 paid to Kiukiang on August 31, 2012 and expensed as part of the Phase I exploration program);

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
(e)	Upon exercise of the option, Tiger will pay Kiukiang $25,000 per annum commencing on August 31, 2018, as prepayment of the NSR; and
(f)

Tiger has the right to acquire an additional 25% of the right, title and interest in and to the property by the payment of $10,000 and by incurring an additional $50,000 in exploration expenditures on or before August 31, 2017.

Further, the Agreement and the Option will terminate:

(a)	On November 30, 2015, at 11:59 P.M., unless on or before that date, Tiger has incurred exploration expenditures of a cumulative minimum of $60,000 on the Property;
(b)	at 11:59 P.M. on August 31 of each and every year, commencing on August 31, 2018, unless Tiger has paid to Kiukiang the sum of $25,000 on or before that date.

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

Foreign Currency and Exchange Rates

Our optioned mineral exploration property is located in China and costs expressed in the geological report are expressed in Renminbi (“RMB”) or Yuan. For purposes of consistency and to express United States Dollars throughout this periodic report, Yuan or RMB have been converted into United States currency at current rates of approximately 7.00 RMB to 1 U.S. Dollar. Our agreements and related items are all in U.S. Dollars. Where expenses have been incurred, Chinese Yuan have been converted into United States currency at the rate applicable on the date of the incurrence of the expense which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE SIX-MONTH PERIOD ENDING AUGUST 31, 2015, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 19, 2015.

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

On February 22, 2010, as amended on May 2, 2011, May 22, 2013, and August 31, 2014, we entered into an option agreement to finance a two-phase exploration program whereby we can earn a 50 percent or greater interest in the Tiger gold exploration property in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China (“Kiukiang”), the beneficial owner, an independent Chinese corporation, whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. The property is in good standing until December 8, 2016.

Under the terms of the agreement and the amendment, Kiukiang granted to Tiger the right to acquire 50% of the right, title and interest of Kiukiang in the property, subject to its receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

(a)	Tiger contributing exploration expenditures on the property of a minimum of $15,000 on or before August 31, 2013 (paid and work completed);
(b)	Tiger contributing exploration expenditures of a further US $45,000 for aggregate minimum contributed exploration expenses of $60,000 on or before November 30, 2015;
(c)

Tiger shall allot and issue 1,000,000 shares in the capital of Tiger to Kiukiang upon completion of a phase I exploration program as recommended by a competent geologist with the proviso the report recommends further work be carried out on the property;

(d)	Tiger will pay Kiukiang an annual royalty of three percent (3%) of Net Smelter Returns;
(e)	Upon exercise of the option, Tiger will pay to Kiukiang $25,000 per annum commencing on August 31, 2018, as prepayment of the NSR; and
(f)

Tiger has the right to acquire an additional 25% of the right, title and interest in and to the property by the payment of $10,000 and by incurring an additional $50,000 in exploration expenditures on or before August 31, 2015.

Further, the Agreement and the Option will terminate:

(a)

on November 30, 2015 at 11:59 P.M., unless on or before that date, Tiger Jiujiang has incurred exploration expenditures of a cumulative minimum of US $60,000 on the Property (US $20,000 has been incurred to the date of this report;

(b)	at 11:59 P.M. on August 31 of each and every year, commencing on August 31, 2018, unless Tiger Jiujiang has paid to Kiukiang the sum of US $25,000 on or before that date.

I the results of phase II are unfavourable, we will terminate the option and will not be obligated to make any subsequent payments.

The property is unencumbered and there are no competitive conditions which affect it. Further, there is no insurance covering the property. We believe that no insurance is necessary since it is unimproved and contains no buildings.

To date we have completed the first phase work program. We received the finalized report in October, 2013 and although the report was less than encouraging we continue to seek funding to be able to carry on with the project; we have not spent any money on research and development activities. Tiger is an exploration stage corporation. There is no assurance that a commercially viable deposit exists on the mineral claims that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claims is determined.

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

We had $993 in cash reserves as of August 31, 2015.

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

Results of Operations

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2015 and 2014 was $0.

EXPENSES

	Six months	Six months
	ended August	ended August
	31, 2015	31, 2014
Professional fees	1,496	12,821
General & administrative	21,973	5,692
Other (interest) expense	1,120	1,009
Total expenses	24,589	19,522

SUMMARY – Total expenses for the six months ended August 31, 2015, amounted to $24,589 while $19,522 was spent in the similar period ended August 31, 2014. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity, exploration and the results and capital raising.

MINERAL PROPERTY EXPLORATION COSTS: $0 (nil) in mineral property exploration costs were incurred in the six-month periods ended August 31, 2015, and 2014. These costs will vary depending on our direct exploration efforts and no further such costs are expected to be incurred until late 2015.

PROFESSIONAL FEES: $1,496 was expended on professional fees for the quarter ended August 31, 2015, while $12,821 was spent in the similar period ended August 31, 2014, as a result of the balancing of accrued accounts whereby the 2014 larger amount actually incurred reflected a change in policy on accrued expenses for audit costs and related.

GENERAL & ADMINISTRATIVE EXPENSES: $21,973 was expended on the office and administrative matters for the six months ended August 31, 2015, while $5,692 was spent in the similar period ended August 31, 2014, the larger amount in the current year being an increase in travel and general administrative related expenses.

INTEREST EXPENSES: $1,120 in interest costs were incurred in the quarter ended August 31, 2015, and $1,009 in the similar quarter in 2014.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes for the six-month period ended August 31, 2015 or 2014.

Plan of Operation

On August 31, 2015, we had a deficit of $101,702 in working capital.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2015 – 2016. Management projects that we will require a total of up to $250,000 to fund ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Repayment of loans & payables	100,000
Phase II exploration program	50,000
Working Capital	50,000

Total	$250,000

As at August 31, 2015, we had a working capital deficit of $101,702. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2015, we have yet to generate any revenues from operations.

As of August 31, 2015, our total assets, consisting entirely of cash, amounted to $993 while total liabilities were $102,695. Our working capital deficit stood at $101,702.

NET CASH USED IN OPERATING ACTIVITIES: For the six-month period ended August 31, 2015, $25,054 in net cash was used.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2015. Although inflation is moderately higher than it was during 2014 - 2015, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the quarter ended August 31, 2015, there were no changes in the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the quarter under review.

Item 2.	Changes in Securities

No shares of common stock or other securities were issued during the most recently completed quarter or six-month period ended on August 31, 2015.

Tiger had 8,500,000 shares of common stock issued and outstanding as of August 31, 2015, and as of the date of this periodic report. Of these shares, 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 of the Exchange Act.

Item 3.	Other Information

Common Stock
No shares of common stock or other securities were issued during the most recently completed quarter ended on August 31, 2015.

At the end of the quarter on August 31, 2015, and as of the date of this periodic report there were 8,500,000 shares of common stock issued and outstanding.

Options
No options were granted during the six-month period ending August 31, 2015.

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

Reports on Form 8-K filed during the quarter ended August 31, 2015 were as follows: NIL

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

Tiger Jiujiang Mining, Inc.
(Registrant)
Date:	October 13, 2015

BY:	/s/ Chang Ya-Ping

CHANG YA-PING, President, Chief Executive Officer, Principal
Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors