Form 10-Q
period 2015-11-30
VinCompass Corp.
filed 2016-01-13
CIK 1490949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 000-54567

VINCOMPASS CORP.
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

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [  ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [  ]

As of January 13, 2016, there were 42,500,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VINCOMPASS CORP.
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of VinCompass Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "VCPS," or “VinCompass” refers to VinCompass Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VinCompass Corp.
Formerly known as Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Balance Sheets

	November 30,	February 28,
	2015	2015
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$2,202	47

	2,202	47

Liabilities and Stockholders' Deficit

Current liabilities

Accounts payable	6,983	-
Accrued expenses	3,000	9,490
Notes payable	22,531	22,531
Accrued interest	4,813	3,139
Advances from stockholders	77,000	42,000
Total current liabilities	114,327	77,160

Stockholders' Deficit
Common stock, 400,000,000 shares authorized, par value $.001 8,500,000 shares issued and outstanding	8,500	8,500
Additional paid-in capital	111,500	111,500

Accumulated deficit	(232,125)	(197,113)

Total stockholders' deficit	(112,125)	(77,113)

Total liabilities and stockholders' equity	$2,202	$47

See accompanying notes to unaudited financial statements.

VinCompass Corp.
Formerly known as Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statements of Operations

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014

Operating Expenses
Professional fees	$588	$3,884	$2,084	$16,705
General and administrative expenses	9,280	1,895	31,254	7,587
Total operating expenses	9,868	5,779	33,338	24,292

Other Expense
Interest expense	554	553	1,674	1,562
Total other expense	554	553	1,674	1,562

Net loss	$10,422	$6,332	$35,012	$25,854

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations	8,500,000	8,500,000	8,500,000	8,500,000

See accompanying notes to unaudited financial statements.

VinCompass Corp.
Formerly known as Tiger Jiujiang Mining, Inc.
(an Exploration Stage Company)
Statement of Cash Flows

		For the		For the
		nine months		nine months
		ended		ended
		November 30,		November 30,
		2015		2014
		(Unaudited)		(Unaudited)
Cash flows used in operating activities
Net loss		$(35,012)		$(25,854)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities

Accounts payable		6,984		-

Accrued interest on promissory note		1,673		-

Accrued expenses		(6,490)		1,162

Cash used in operating activities		(32,845)		(24,692)

Cash flows from financing activities
Advance from shareholders		35,000		20,000
Notes payable		0		5,000

Cash provided by financing activities		35,000		25,000

Increase in cash and cash equivalents		2,155		308

Cash and cash equivalents - Beginning of period		47		409

Cash and cash equivalents - End of period		$2,202		$717

Supplemental Disclosures regarding cash flows
Interest paid	$	---	$	---
Income taxes paid	$	---	$	---

See accompanying notes to unaudited financial statements.

VinCompass Corp.
Formerly known as Tiger Jiujiang Mining, Inc.
Statement of Changes in Stockholder’s Deficit
For the nine months ended November 30, 2015
(Unaudited)

				Deficit
				accumulated
	Common		Additional	during the	Total
	shares	Common	paid-in	exploration	stockholders'
	outstanding	stock	capital	stage	deficit

Balance, February 28, 2015	8,500,000	$8,500	$111,500	$(197,113)	$(77,113)

Net loss for the nine months ended November 30, 2015	---	---	---	(35,012)	(35,012)

Balance, November 30, 2015	8,500,000	$8,500	$111,500	$(232,125)	$(112,125)

See accompanying notes to unaudited financial statements.

VinCompass Corp.
Formerly known as Tiger Jiujiang Mining, Inc.
November 30, 2015 and 2014
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Tiger Jiujiang Mining, Inc., (“Tiger” or the “Company”) was incorporated on January 28, 2010, under the laws of the State of Wyoming. The Company has an option agreement (“Option to Purchase and Royalty Agreement”) with Kiukiang Gold Mining Company, granting it the exclusive right and option to acquire 50% of the right, title and interest in the Tiger mining property situated near Ruichang City, Jiangxi Province, China, consisting of a claim block covering 2,402 acres. On November 22, 2015, by unanimous vote of Tiger’s shareholders, the Company entered into a Share Exchange Agreement with VinCompass Corp., a California corporation, the shareholders of VinCompass and the controlling stockholders of the Company (by unanimous vote). The Company’s business plan is to proceed with the development of the VinCompass business plan and to terminate further work on the Tiger mining property.

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

Note 3 – Going Concern

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes Payable

Issuance of Promissory Note

9 On January 6, 2014 the Company issued a promise note (to the “Lender”) up to the sum of Fifty Thousand Dollars ($50,000.00), together with interest thereon computed from the date of receipt of any funds as advanced by the Lender at seven and one-half percent (7.5%) per annum retroactive to the first advance made on June 12, 2013, and may be updated with further advances and repayments of this note from time to time. All interest, principal and other costs hereunder shall be due and payable to the Lender on December 31, 2014 (the “Due Date”). On December 31, 2014, the note holder agreed not to call the note until December 31, 2015. The balance has not been paid as of the date of the filing of this periodic report and, therefore, the amount due is in default.

The principal amount of the note was $22,531 as of November 30, 2015.

The Company recorded $1,674 and $1,562 in interest expense for the nine-month period ended November 30, 2015 and 2014, respectively.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions

LACHAPELLE, Peter	Chairman, President, CEO	None

Former Chairman, President, CEO,
CHANG, Ya-Ping	significant stockholder and director	None

Advances from Stockholders

From time to time, a stockholder of the Company advances funds to the Company for working capital purposes. The interest rate attached to all the advances made by the “second shareholder” is zero (0%). All advances made from or in prior years, a total of $42,000, is in default as of November 30, 2015. Each of the second shareholders advances bear a conversion feature whereby the conversion price must be agreed to between both Tiger and the shareholder before it can be converted at some undetermined date in the future.

Advances from stockholders consisted of the following:

	November 30,
	2015	February 28, 2015

In July 2013, one stockholder of the Company advanced $12,000 due July 2, 2015 to the Company for working capital purposes.	$12,000	$12,000

In May 2014, another stockholder ("second stockholder") of the Company advanced $8,000 due June 30, 2015 to the Company for working capital purposes.	8,000	8,000

On September 22, 2014, the second stockholder advanced $12,000 due October 31, 2015 to the Company for working capital purposes.	12,000	12,000

On January 2, 2015, the second stockholder advanced $10,000 due June 30, 2015 to the Company for working capital purpose.	10,000	10,000

On March 26, 2015, the second stockholder advanced $16,000 due April 30, 2016 to the Company for working capital purpose.	16,000	-

On September 14, 2015, the second stockholder advanced $9,000 due September 14, 2016, to the Company for working capital purpose.	9,000	-

On July 15, 2015, the second stockholder advanced $10,000 due July 15, 2016, to the Company for working capital purpose.	10,000	-

Total: convertible notes payable	77,000	42,000

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

With the Closing of the Share Acquisition Agreement, the option on the Tiger Property will be terminated and all obligations under the Option to Purchase AND Royalty Agreement will be terminated.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

Corporate Name Change, Symbol Change and Forward Stock Split

On November 22, 2015, the Company’s Board of Directors, having received the unanimous written consent of the shareholders of the Company’s outstanding shares of common stock, approved: (i) an amendment to the Company’s Articles of Incorporation to change the Company’s name from Tiger Jiujiang Mining, Inc. to VinCompass Corp. (the “Corporate Name Change”); (ii) a change to the Company’s OTC trading symbol from TIGY to VCPS (the “Symbol Change”); and, a 5-for-1 forward stock split (“Forward Split”) of the issued and outstanding shares of Common Stock of the Company, payable as a dividend. As a result of the Amendment, on December 7, 2015, the Company changed its name from Tiger Jiujiang Mining, Inc. to VinCompass Corp and increased the total authorized stock of the Corporation from 400,000,000 to 402,000,000 shares consisting of: (i) 400,000,000 shares of common stock, par value $0.001 per share (“Common Stock”); and (ii) 2,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”). The Preferred Stock shall have 100:1 voting rights, wherein for every 1 share of Preferred Stock held, the Holder shall have 100 common stock votes. The Preferred Stock shall have a conversion right of 10:1, wherein every 1 share of Preferred Stock may be converted into 10 shares of Common Stock. Under Wyoming corporation law, the consent of the holders of a majority of the voting power is effective as stockholders' approval. An Information Statement on Schedule 14 pertaining to the Corporate Name Change, Symbol Change, and Forward Split was not required as the shareholders unanimously voted in favor of the corporate action.

As a result of the Share Exchange Agreement, at the Closing Date:

(a)

each outstanding VinCompass Share will be cancelled, extinguished and converted into and became the right to receive a pro rata portion of the Tiger Shares which equaled the number of VinCompass Shares held by each VinCompass Shareholder multiplied by the exchange ratio of 5 to 1 (the “Exchange Ratio”), rounded, if necessary, up to the nearest whole share. Based on the Exchange Ratio, the VinCompass Shareholders will own a total of 26,000,000 post-split restricted shares of common stock of the Company.

(b)	Chang Ya-Ping will irrevocably cancel a total of 25,000,000 restricted shares of common stock of the Company.

(c)

Prior to the Closing Date, Chang Ya-Ping resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer of the Company on November 25, 2015 and shall remain a member of the board of directors of the Company until the Closing Date, and Mr. Peter Lachapelle was appointed as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a member of the Board of Directors of the Company on November 25, 2015.

On December 14, 2015, FINRA approved the Corporate Name Change, Symbol Change, and the Forward Split took effect on December 15, 2015. The Forward Split shares are payable upon surrender of certificates to the Company's transfer agent. Accordingly, the Company’s symbol changed to TIGYD to reflect the Forward Split and Symbol Change and twenty (20) business days thereafter, the “D” will be removed and the symbol will change to VCPS.

Share Issuance

On December 24, 2015, the Company authorized the issuance of one million (1,000,000) shares of preferred stock, par value $0.001 per share, to Chang Ya-Ping, the Company’s former President. The shares have not yet been issued as of the date of this filing.

Management of the Company has determined that there were no other reportable subsequent events to be disclosed.

END NOTES TO FINANCIALS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The following Management's Discussion and Analysis should be read in conjunction with VinCompass Corp. financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Tiger” mean Tiger Jiujiang Mining, Inc., unless otherwise indicated where referenced for events prior to December 15, 2015 and shall mean “VinCompass” where events are referenced as having taken place after December 15, 2015.

Our financial statements are stated in United States Dollars (“USD” or “US$” or “$”) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to the common shares in our capital stock.

Tiger was an exploration stage corporation. VinCompass is an operating stage corporation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION FOR THE NINE-MONTH PERIOD ENDING NOVEMBER 30, 2015, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 19, 2015.

Overview

We were incorporated at Tiger Jiujiang Mining, Inc. in the State of Wyoming on January 28, 2010, and established a fiscal year end of the last day of February. Our statutory registered agent's office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan 804. Our telephone number is (888) 755-9766.

On November 22, 2015, our shareholders voted unanimously to file a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Wyoming. As a result of the Amendment, the Company changed its name from Tiger Jiujiang Mining, Inc. to VinCompass Corp and increased the total number of authorized stock of the Corporation from 400,000,000 to 402,000,000 shares consisting of: (i) 400,000,000 shares of common stock, par value $0.001 per share; and (ii) 2,000,000 shares of preferred stock, par value $0.001 per share. The Preferred Stock shall have 100:1 voting rights, wherein for every 1 share of Preferred Stock held, the Holder shall have 100 common stock votes. The Preferred Stock shall have a conversion right of 10:1, wherein every 1 share of Preferred Stock may be converted into 10 shares of Common Stock.

On December 14, 2015, FINRA approved the Corporate Name Change to VinCompass Corp. and the Name Change took effect on December 15, 2015.

Additionally, on November 22, 2015, by unanimous vote of the shareholders of Tiger Jiujiang Mining, Inc., a Wyoming corporation (the “Company”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with VinCompass Corp., a California corporation (“VinCompass”), the shareholders of VinCompass (the “VinCompass Shareholders”), and the controlling stockholders of the Company (by unanimous vote) (the “Tiger Controlling Stockholders”). Pursuant to the Share Exchange Agreement, the Company will acquire 5,200,000 (100%) shares of common stock of VinCompass from the VinCompass Shareholders (the “VinCompass Shares”) and in exchange will issue 26,000,000 restricted shares of its common stock to the VinCompass Shareholders (the “Tiger Shares”). As a result of the Share Exchange Agreement, VinCompass will become a wholly-owned subsidiary of the Company upon closing and the Company will carry on the business of VinCompass as its primary business. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The closing of the Share Exchange Agreement (the “Closing”) will occur upon completion of due diligence by both parties (the “Closing Date”).

As a result of the Share Exchange Agreement, at the Closing Date:

(a)

each outstanding VinCompass Share will be cancelled, extinguished and converted into and became the right to receive a pro rata portion of the Tiger Shares which equaled the number of VinCompass Shares held by each VinCompass Shareholder multiplied by the exchange ratio of 5 to 1 (the “Exchange Ratio”), rounded, if necessary, up to the nearest whole share. Based on the Exchange Ratio, the VinCompass Shareholders will own a total of 26,000,000 post-split restricted shares of common stock of the Company.

(b)	Chang Ya-Ping will irrevocably cancel a total of 25,000,000 restricted shares of common stock of the Company.

(c)

Prior to the Closing Date, Chang Ya-Ping resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer of the Company on November 25, 2015 and shall remain a member of the board of directors of the Company until the Closing Date, and Mr. Peter Lachapelle was appointed as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a member of the Board of Directors of the Company on November 25, 2015.

The Closing has not yet occurred as of the date of filing of this quarterly report on Form 10-Q.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We were a start-up, exploration stage corporation engaged in the search for gold.

On February 22, 2010, as amended on May 2, 2011, May 22, 2013, and August 31, 2014, we entered into an option agreement to finance a two-phase exploration program whereby we could earn a 50 percent or greater interest in the Tiger gold exploration property in northern Jiujiang Province, China. The Option To Purchase And Royalty Agreement is with Kiukiang Gold Mining Company of Jiujiang City, Jiujiang, China, the beneficial owner, an independent Chinese corporation, whereby we can acquire an interest by making certain expenditures and carrying out certain exploration work. With the Closing of the Share Exchange Agreement and the change of name from Tiger to VinCompass, the Option to Purchase And Royalty Agreement was terminated with no further obligations on the part of the Corporation.

The reader of this periodic report is directed to our annual report on Form 10-K filed on May 19, 2015, for further discussion of the property, mineral exploration in China, maps, geology and other background information on the optioned property.

Our Proposed Plan of Operation – Results of Operations

Our business plan is to proceed with the financing and development of VinCompass business.

We had $2,202 in cash reserves as of November 30, 2015.

During the quarter under review we did not issue any common shares. Subsequently, on December 15, 2015, we effected a five for one forward split of our shares, increased the authorized number of shares of the Corporation from 400 million shares to 402 million shares and issued 2,000,000 shares of preferred stock, par value $0.001 per share.

The Preferred shall have 100:1 voting rights, wherein for every 1 share of Preferred held, the Holder shall have 100 common stock votes. The Preferred shall have a conversion right of 10:1, wherein every 1 share of Preferred may be converted into 10 shares of Common Stock.

Employees

Our only employee is Peter Lachapelle, our senior officer and director. We intend to hire programmers, engineers and other subcontractors on an as needed basis. At present, we have no employees other than Mr. Lachapelle who does not have any employment agreement with the Company. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

Neither Peter Lachapelle nor Chang Ya-Ping will not be compensated for their services as members of the Board of Directors. An incentive stock option plan may be established under which Mr. Lachapelle and Ms. Chang would receive stock options at a later date.

Offices

Our offices are located at 6F, No.81 Meishu East 6 Road, Kaohsiung, Taiwan and are provided to us by Chang Ya-Ping, a director, without charge, but such arrangement may be cancelled at anytime.

Results of Operations

Net loss for the three months ended November 30, 2015 was $10,422 as compared to $6,332 for the three months ended November 30, 2014. Net loss for the nine months ended November 30, 2015, amounted to $35,012 as compared to $25,854 in the nine months ended November 30, 2014. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity and capital raising.

	Three months	Three months	Nine months	Nine months
	ended Nov.	ended Nov.	ended Nov.	ended Nov. 30,
	30, 2015	30, 2014	30, 2015	2014
Professional fees	$588	$3,884	$2,084	$16,705
General & administrative expenses	9,280	1,895	31,254	7,587
Other (interest) expense	554	553	1,674	1,562
Net Loss	$10,422	$6,332	$35,012	$25,854

Gross revenue for the quarter ended November 30, 2015 and 2014 was $0 and $0, respectively.

MINERAL PROPERTY EXPLORATION COSTS: $0 (nil) in mineral property exploration costs were incurred in the three- or nine-month periods ended November 30, 2015, and 2014. No further such costs will be incurred given that the Option Agreement has been terminated.

PROFESSIONAL FEES: $588 was expended on professional fees for the quarter ended November 30, 2015, while $3,884 was spent in the similar period ended November 30, 2014. For the nine month period ended November 30, 2015, we spent $2,084 on professional expenses compared to $16,705 for the similar period in 2014. The greater amount of the 2014 expense was incurred as a result of increased accounting and audit costs associated with a change in the Company’s independent accountants and the added review costs.

GENERAL & ADMINISTRATIVE EXPENSES: $9,280 was expended on the office and administrative matters for the nine months ended November 30, 2015, while $1,895 was spent in the similar period ended November 30, 2014. For the nine-month periods ended November 30, 2015 and 2014, the corresponding amounts were $31,254 and $7,587. The increased amount in the current year resulted from an increase in travel and general administrative related expenses.

INTEREST EXPENSES: $554 in interest expenses were incurred in the three months ended November 30, 2015, and $553 in the three months ended November 30, 2014. For the nine-month periods ended November 30, 2015 and 2014, the interest expenses were $1,674 and $1,562 respectively.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes for the nine-month period ended November 30, 2015 or 2014.

Plan of Operation

As of November 30, 2015, we had a deficit of $112,125 in working capital.

Over the balance of the current fiscal year we intend to seek financing for the ongoing development of the VinCompass business plan and to further develop our business model. We will need to raise sufficient additional capital for the work plus for our administrative operations and working capital through the sale of equity shares in the form of a private placement or public offering, loans or advances from officers or directors or others or convertible debentures.

We do not expect any changes or hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise. We do not expect to purchase or sell any plant or significant equipment. We intend to lease or rent any equipment that we will need in order to carry out our business plan development.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2015 – 2016. Management projects that we will require a total of up to $50,000 to fund ongoing operating expenses and working capital requirements for the next twelve months.

As at November 30, 2015, we had a working capital deficit of $112,125. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2015, we have yet to generate any revenues from operations.

As of November 30, 2015, our total assets, consisting entirely of cash and prepaid expenses, amounted to $2,202 while total current liabilities were $114,327. Our working capital deficit was $112,125 as of November 30, 2015.

Net Cash Used in Operating Activities

During the nine-month period ended November 30, 2015, $32,845 in cash was used for operating activities as compared to $24,692 used in the nine months ended November 30, 2014.

Cash Flow from Financing Activities

During the nine-month periods ended November 30, 2015 and 2014, the Company had $35,000 and $25,000 respectively, in cash provided by financing activities.

Other

We did not issue any shares of common stock during our most recently completed quarter. Subsequent to the end of the quarter, on December 15, 2015, we completed a five-for-one forward split of our outstanding shares of common stock and increased the total authorized stock of the Corporation from 400,000,000 to 402,000,000 shares consisting of: (i) 400,000,000 shares of common stock, par value $0.001 per share; and (ii) 2,000,000 shares of preferred stock, par value $0.001 per share. The Preferred Stock shall have 100:1 voting rights, wherein for every 1 share of Preferred Stock held, the Holder shall have 100 common stock votes. The Preferred Stock shall have a conversion right of 10:1, wherein every 1 share of Preferred Stock may be converted into 10 shares of Common Stock. As of the date of this report VinCompass has 42,500,000 common shares issued and outstanding and 1,000,000 preferred shares have been authorized for issuance.

We continue to carefully control our expenses and overall costs as we move our business development plan forward. The Corporation did not have any employees or engage personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2015. Although inflation is moderately higher than it was during 2014 - 2015, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

(b)	Changes in Internal Controls over Financial Reporting.

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

The Corporation is and has not been party to any legal proceedings in the quarter under review andwe know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2015:

None

Subsequent to the three months ended November 30, 2015:

On December 24, 2015, the Company authorized the issuance of one million (1,000,000) shares of preferred stock, par value $0.001 per share, to Chang Ya-Ping, the Company’s former President. The shares have not yet been issued as of the date of this filing.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation	Filed with the SEC on May 14, 2010 as part of our
Registration Statement on Form S-1.
3.01b	Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Wyoming dated December 7, 2015	Filed with the SEC on December 14, 2015 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-1.

10.01	Option To Purchase And Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-1.
10.02	Amendment to Option to Purchase and Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company dated May 2, 2011	Filed with the SEC on June 13, 2014 as part of our Registration Statement on Form S-1/A.
10.03	Second Amendment to Option to Purchase and Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company dated May 22, 2013	Filed with the SEC on April 29, 2014 as part of our Annual Report on Form 10-K.
10.04	Third Amendment to Option to Purchase and Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company dated May 31, 2014	Filed with the SEC on May 20, 2015 as part of our Annual Report on Form 10-K.
10.05	Share Exchange Agreement by and among the Company and VinCompass Corp. (CA) dated November 22, 2015	Filed with the SEC on November 25, 2015 as part of our Current Report on Form 8-K
99.01	Code of Business Conduct and Ethics and Compliance Program	Filed with the SEC on May 14, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Ac	Filed herewith.
99.1	Crown Dynamics Corp. Subscription Agreement	Filed with the SEC on May 12, 2011 as part of our Registration Statement on Form S-1/A.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCOMPASS CORP.

Date: January 13, 2016	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2016	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

Date: January 13, 2016	By:	/s/ Chang Ya-Ping
	Name:	Chang Ya- Ping
	Title:	Director