Form 10-K
period 2016-02-29
VinCompass Corp.
filed 2016-06-01
CIK 1490949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 29, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission file number: 000-54567

VINCOMPASS CORP.

(Exact name of small business issuer in its charter)

Wyoming	80-0552115
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

795 Folsom Street, 1st Floor, San Francisco, CA	94107
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 415-817-9955

Issuer’s email address: peter@vincompass.com

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act (the “Act” or “Securities Act”). Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporter.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Issuer’s revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $31,875,000 (25,500,000 common shares at $1.25); the Corporation is quoted on the OTC-BB under the symbol “VCPS”).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: 43,702,017 common shares issued and outstanding as of the date of this report.

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

●	None

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, beginning on page 4, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our”, and “VinCompass” means VinCompass Corporation unless otherwise indicated.

PART I

Item 1. Description of Business.

Overview

We were incorporated in the State of Wyoming on January 28, 2010, and established a fiscal year end of February 28. Our statutory registered agent’s office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 795 Folsom Street, 1st Floor, San Francisco, CA, 94107.

Our Current Business

On November 22, 2015, the Company, then under the name Tiger Jiujiang Mining, Inc., a Wyoming corporation (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with VinCompass Corp., a California corporation (“VinCompass”), the shareholders of VinCompass (the “VinCompass Shareholders”), and the controlling stockholders of the Company (by unanimous vote) (the “Tiger Controlling Stockholders”). Pursuant to the Share Exchange Agreement, the Company acquired 5,200,000 (100%) shares of common stock of VinCompass from the VinCompass Shareholders (the “VinCompass Shares”) and in exchange issued 26,000,000 (59.77%) restricted shares of its common stock to the VinCompass Shareholders (the “Tiger Shares”). As a result of the Share Exchange Agreement, VinCompass became a wholly-owned subsidiary of the Company upon closing and the Company now carries on the business of VinCompass as its primary business. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The closing of the Share Exchange Agreement (the “Closing”) occurred on January 14, 2016 (the “Closing Date”).

Corporate History

VinCompass™ is an eCommerce platform built on patent pending technology that takes the guess work out of the wine buying equation for the consumer. We have multiple revenue streams focused on providing curated wine through our wine club, direct purchases via our App and private label wines with the majority of the revenue realized as recurring wine subscriptions. Our intelligent software platform determines an individual’s VinPrint™ (wine DNA preference) so consumers can purchase wine that meets their profile with alluring value and availability.

The Problem

Wine buying is a daunting task and for the average consumer, there has been no means to easily select wines to enjoy and cellar that matches preferences for taste and price. To help fill this void, a plethora of wine clubs have popped up on the internet which have failed to address this problem. The clubs push wine that provide them with the greatest margin rather than address the needs of the consumer. As a result the membership renewals and reorder rates are well below those of other consumer product based clubs.

The solution is VinCompass™…. a full-service personalized wine curator and eCommerce platform. Our wine club will provide members only wines that meet their individual VinPrint™ and at price levels determined by the consumer, providing enhanced membership renewals and reorder rates.

The Opportunity

Unlike the numerous .com wine sites and Apps that target retail wine enthusiasts looking to purchase wine, VinCompass™ addresses the unmet need to uniquely pair taste and budget. With mobile devices now enabling 100’s of millions of consumers to instantly fulfill their interests in music, sports, news and reading, VinCompass™ is poised to become the mobile app-enabled cloud service for consumers to discover, archive, socialize and acquire curated wines thus creating new opportunities to monetize the fast growing $1B$+/month e-wine marketplace.

For vineyards, it can be difficult and expensive to reach would-be customers. Unlike wine superstores who fail to connect boutique growers with the palate of discriminating drinkers, VinCompass™ employs a unique, patent-pending “VinPrint”Ô to create a digital blue print of an individual’s’ wine preferences and then match those preferences with an inventory of more than 1 million wines and the wine lists of more than 10,000 restaurants. VinCompass™ creates a personalized one-to-one relationship with life-long customers that growers otherwise would not otherwise be able to establish and cultivate to scale.

For wine lovers, the rise of such unprecedented access may result in too many choices; Restaurant lists can seem like a set of encyclopedias with too many different value options. Regardless of wine knowledge, choosing wine can be intimidating or time consuming. The VinCompass™ mobile app quickly presents a list of nearby restaurants, whose wine lists they can peruse before even walking in the door. Before the sommelier hands over the wine list, VinCompass™ will help select the ideal bottle based on wine tastes, budget and food preferences.

Our Brand and Products

App – VinCompass in the apple iTunes and Google Play

Web Site – eComm portal for Wine

Business Model

Both recurring and on-demand revenue in Wine eComm

●	Recurring revenue generated from wine club & freemium subscriptions (akin to Amazon’s Prime)

●	On-demand revenue generated from Virtual Vineyard, Private Label, Individually Branded, and Charity wines.

●	Engagement with an App beginning with discovery in the restaurant

●	Business Intelligence recurring revenue; Information and Insights for Restaurants and Wineries

Revenue Streams	GM%	Frequency	Segments*
Private Label Wines - Now	40%+	On Demand	B2B & B2C
Wine Club	35%	Recurring	Mainly B2C
Single Wines	30%<	On Demand	Mainly B2C
Subscriptions Fremium	95%	Recurring	Mainly B2C

*B2B is Business to Business

*B2C is Business to Consumer

Business Strategy

Invitation Only Model – We employ a complete Social graph network and full attribution for all members. Social as Members can invite other members to join and drive the social aspect.

Social Media Partnerships- We will service communities that have high affinity to wine consumers. These Partnerships get the advantage of providing significant benefit’s to their community that is not generally available. The members of VinCompass generally save about 14% on wine spend and yet enjoy wine more by 14% on average thanks to the Patent Pending Recommendation Engine. As well as ultimately enjoying an curated wine via eComm for consumption outside of the Restaurants.

Research and Development

Our patent pending Recommendation Engine application has been cloud based since the beginning in 2011. It is capable of computing billions of constraints within seconds to provide the personalized optimized wine recommendation. Approximately 70% of our expenses to date have been spent on development.

Our VinCompass App was released with Apple iTune and Google Play in 2012.

An independent research study from VinTank in 2011, the wine industry’s most sophisticated social engagement and CRM consultants, concluded that of the 482 Wine Apps reviewed in the study, no one solved the Restaurant problem until VinCompass. Paul Mabray, VinTank’s Chief Strategy Officer, stated in his findings, “There is only one real pain point in the consumer experience and it is often when a consumer is in a white table clothe restaurant and staring at wines they don’t understand. The only app (though through a closed network) trying to fix that goal is VinCompass.”

Intellectual Property

™ Registration’s

FoWL™ - Fear of the Wine List

VinPrint™ - Wine Preference DNA

VinCompass™ Guiding your Wine Journey

Virtual Vineyard™

22 Claims Patent Pending – Application Number PCT/US12/46480

About the 22 Claims Patent Pending

A computer readable medium comprises instructions, which when executed by a data processor of a portable electronic device, cause the data processor to obtain a list of wines available at a commercial establishment; and identify at least one attribute associated with each wine included on the list of wines. The instructions further cause the data processor to, for each wine included on the list of wines, determine a score indicative of a likelihood that the user will purchase the wine on the basis of the at least one attribute and at least one of a characteristic associated with the user and a preference input by the user. Based on the score, the instructions further cause the data processor to identify at least one recommended wine for recommendation to the user; and present the at least one recommended wine on a display interface of the portable electronic device.

Data Factory- This application covers the conversion of unstructured, different formatted wine list into our Data Model that with our Domain Expertise are aggregated, classified, enriched and standardized for publishing. The final product is organized and copyrighted. We currently have over 10,000 Restaurants and over 1 million wines under manage via the Content Factory. This IP is based on the Company’s decades of experience in the Content field.

Competition

Amazon uses a lot of the same fulfillment and compliance technology that we use. Additionally, it legitimizes the wine eComm business. However, as a regulated business with perishable (limited supply of any vintage) Other than their commercial relationship with millions of members, Amazon does not have a huge competitive advantage in the wine industry. They don’t have the VinPrint™ or engagement in the Restaurant for them to discover what the members might like, strategically missing the curation based on the VinPrint™.

The other competitor is Majestic who acquired Naked Wines which will significantly accelerate the planned development of Majestic’s online capabilities whilst providing Naked Wines with a nationwide store network to allow a Click & Collect delivery option for its customers.

Competitive Edge

●	Patent pending recommendation engine derives user’s personalized VinPrint™.

●	Only App to engage the user by individualized wine curating starting at the restaurant.

●	Enterprise-grade certified wine eComm cloud-enabled backend for scale and compliance.

Established critical mass of 1MM+ wines cataloged and under management in 10,000 + restaurants.

ITEM 1A. RISK FACTORS

Forward Looking Statements

When used herein, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “projected,” “intends to,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to lack of a public market for the Shares, competition, factors affecting the Company’s ability to implement its growth strategy, contingent risks, state and federal regulation and licensing requirements that could cause the Company’s actual results to differ materially from historical earnings and those presently anticipated or projected. Such factors, which are discussed in “Risk Factors,” and “Business” could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in this Memorandum. As a result, potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company’s independent accountants have not examined or compiled the accompanying forward-looking statements and accordingly do not provide any assurance with respect to such statements.

RISKS RELATED TO OUR BUSINESS

General Company Risks

Our business is heavily dependent on Apple, Inc. and Google

The Company’s success depends upon the popularity of the electronic devices through which our customers would connect to the VinCompass App. If consumer preferences for these products change, or the Company is unable to obtain clients who utilize the VinCompass App or eComm portal for wine, the Company’s sales could decline and its results could be adversely affected. The Company is highly dependent on the allowance by Apple and Google of third-party developers to market Apps in the App Store. If Apple, Inc. or Google were to not allow third-party developers of Apps, or were to not select our App for inclusion in the App Store, our Company could be adversely affected.

If we are unable to attract new customers, or if our existing customers do not purchase additional products or services, the growth of our business and cash flows will be adversely affected.

To increase our revenues and cash flows, we must regularly add new customers and, to a somewhat lesser extent, sell additional products and services to our existing customers. If we are unable to sell our products and services to customers that have been referred to us, unable to generate sufficient sales leads through our marketing programs, or if our existing or new customers do not perceive the VinCompass app and eComm portal for wine to be of sufficiently high value and quality, we may not be able to increase sales and our operating results would be adversely affected. In addition, if we fail to sell new products and services to existing or new customers, our operating results will suffer, and our revenue growth, cash flows and profitability may be materially and adversely affected.

We may experience service failures or interruptions due to defects in the software, infrastructure or processes that comprise our App software, any of which could adversely affect our business.

Our software may contain undetected defects in the software, infrastructure or processes. If these defects lead to failures in our App, we could experience delays or lost revenues during the period required to correct the cause of the defects. Furthermore, we cannot be certain that defects will not be found in new software or upgraded existing software or that service disruptions will not occur in the future, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

If we do not successfully maintain the VinCompass brand in our existing markets or successfully market the VinCompass brand in new markets, our revenues and earnings could be materially and adversely affected.

We believe that developing, maintaining and enhancing the VinCompass brand in a cost-effective manner is critical in expanding our customer base. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality service to our customers. We cannot be assured that these efforts will be successful in marketing the VinCompass brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

If we are unable to adapt our products and App software to rapid technological change, our revenues and profits could be materially and adversely affected.

Rapid changes in technology, products, services, customer requirements and operating standards occur frequently, especially within the technologies of Apple brand products and Google Play. These changes could render our proprietary technology and systems obsolete. Any technological changes that reduce or eliminate the need for Apps that connect Apple and Google devices to customers in our target markets could harm our business. We must continually improve the performance, features and reliability of our App software and eComm website, particularly in response to our competition.

Our success will depend, in part, on our ability to:

●	enhance our existing products and services;

●	develop new products, services and technologies that address the increasingly sophisticated and varied needs of our target markets; and

●	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We cannot be certain of our success in accomplishing the foregoing. If we are unable for technical, legal, financial or other reasons, to adapt to changing market conditions or buyer requirements, our market share, business and operating results could be materially and adversely affected.

We may be subject to claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third-party. Any such claims may require us to incur significant costs, to enter into royalty or licensing agreements or to develop or license substitute technology, which may harm our business.

We may in the future be subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third-party. While we believe that our products do not infringe upon the proprietary rights of third parties, we cannot guarantee that third parties will not assert infringement claims against us in the future, particularly with respect to technology that we acquire through acquisitions of other companies. We might not prevail in any intellectual property infringement litigation, given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, and result in costly litigation or settlement.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or our failure to comply with regulations could harm our operating results.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services and product offerings, which could harm our business and operating results.

We face significant competition which could adversely affect our profitability.

The wine industry is intensely competitive. Wines compete in several Super-premium and Ultra-premium wine market segments with many other Super-premium and Ultra-premium domestic and foreign wines, with imported wines coming from the Burgundy and Bordeaux regions of France, as well as Italy, Chile, Argentina, South Africa and Australia. Our wines also compete with popularly-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by distributors, many of which carry extensive brand portfolios. A result of this intense competition has been and may continue to be upward pressure on our selling and promotional expenses. In addition, the wine industry has experienced significant consolidation. Many of our competitors have greater financial, technical, marketing and public relations resources than we do. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers’ costs. There can be no assurance that in the future we will be able to successfully compete with our current competitors or that we will not face greater competition from other wineries and beverage manufacturers.

The loss of Mr. Lachapelle or other key employees or personnel would damage our reputation and business.

We believe that our success largely depends on the continued employment of a number of our key employees, including Peter Lachapelle, our Chief Executive Officer and Chief Financial Officer. Any inability or unwillingness of Mr. Lachapelle, or other key management team members to continue in their present capacities could harm our business and our reputation.

A reduction in our access to, or an increase in the cost of, the third-party services we use to produce our wine could harm our business.

We utilize several third-party facilities, of which there is a limited supply, for the production of our wines. Our inability in the future to use these or alternative facilities, at reasonable prices or at all, could increase the cost or reduce the amount of our production, which could reduce our sales and our profits. We do not have long-term agreements with any of these facilities, and they may provide services to our competitors at a price above what we are willing to pay. The activities conducted at outside facilities include crushing, fermentation, storage, blending and bottling. Our reliance on these third parties varies according to the type of production activity. As production increases, we must increasingly rely upon these third-party production facilities. Reliance on third parties will also vary with annual harvest volumes.

In addition, we have limited control over the quality control and quality assurance of these third-party manufacturers. If our suppliers are not able to deliver products that satisfy our requirements, we may be forced to seek alternative providers for these goods and services, which may not be available at the same price, or at all, which would harm our financial results.

We have identified a material weakness in internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with the audits of our consolidated financial statements as of the fiscal years ended February 28, 2014 and 2015 and for each of the years in the two-year period ended November 30, 2015, our management identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness pertains to deficiencies in the accounting research and reporting functions and the closing and reporting process due to our lack of accounting documentation and procedures, lack of segregation of duties, potential for management override of controls and lack of current expertise in reporting requirements.

Historically, we have functioned as a closely held, principally family-owned enterprise. In preparation for becoming a public company, we have added an experienced Chief Financial Officer, and a Controller, and have more recently added accounting personnel to support the accounting function. In addition, we have implemented policies to document various procedures. We are in the process of documenting and testing our internal control over financial reporting. The actions that we are taking are subject to ongoing senior management review. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating the material weakness. If our remedial measures are insufficient to address the material weakness, or if significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, it may adversely affect the results of our management evaluations and, when required, annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. In addition, if we are unable to successfully remediate the material weakness and if we are unable to produce accurate and timely financial statements or we are required to restate our financial results, our stock price may be adversely affected. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Internal Controls” in this report.

We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position and brand equity.

Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We have staked out a reputation for innovation and we have introduced new product innovations. There is also a risk that we could, by omission, fail to timely renew or protect a trademark or that our competitors will challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by, us.

RISKS RELATING TO OUR INDUSTRY

A reduction in consumer demand for premium wines could harm our business.

There have been periods in the past in which there were substantial declines in the overall per capita consumption of alcoholic beverages in the United States and other markets in which our business could be affected. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including a general decline in economic conditions, increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving, a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products, the increased activity of anti-alcohol consumer groups and increased federal, state or foreign excise and other taxes on alcoholic beverage products. Declines such as these could decrease the consumer need and interest in using the VinCompass platform and service. The competitive position of our products could also be affected adversely by any failure to achieve consistent, reliable quality in the product or service levels to customers.

Changes in consumer spending could have a negative impact on our financial condition and business results.

Wine sales depend upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state income tax rates, deductibility of business entertainment expenses under federal and state tax laws, and consumer confidence in future economic conditions. Changes in consumer spending in these and other areas can affect both the quantity and the price of wines that customers are willing to purchase at restaurants or through retail outlets and may decrease consumer interest in using the VinCompass app. Reduced consumer confidence and spending may result in reduced demand for our products, limitations on our ability to increase prices and increased levels of selling and promotional expenses. This, in turn, may have a considerable negative impact upon our sales and profit margins.

The market price of our stock may fluctuate due to seasonal fluctuations in our wine sales, operating expenses and net income.

We could experience seasonal and quarterly fluctuations in sales, operating expenses and net income. Generally, the second and third quarters of our fiscal year have lower sales volumes than the first and fourth quarters. We have managed, and will continue to manage, our business to achieve long-term objectives. In doing so, we may make decisions that we believe will enhance our long-term profitability, even if these decisions may reduce quarterly earnings. These decisions include the timing of the release of our wines for sale, our wines’ competitive positioning and the grape and bulk wine sources we use to produce our wines.

Bad weather, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our Partner wines.

A shortage in the supply of quality grapes may result from the occurrence of any number of factors which determine the quality and quantity of grape supply, such as weather conditions, pruning methods, the existence of diseases and pests, and the number of vines producing grapes, as well as the level of consumer demand for wine. Any shortage could cause an increase in the price of some or all of the grape varieties required for our wine Partner’s production and/or a reduction in the amount of wine we are able to produce, which could harm our business and reduce our sales and profits. The California wine industry is currently experiencing a shortage of grapes due to the fact that grapes were in oversupply in the early 2000s and the industry is just now starting to replant.

Adverse public opinion about alcohol may harm our business.

While a number of research studies suggest that moderate alcohol consumption may provide various health benefits, other studies conclude or suggest that alcohol consumption has no health benefits and may increase the risk of stroke, cancer and other illnesses. An unfavorable report on the health effects of alcohol consumption could significantly reduce the demand for wine, which could harm our business and reduce our sales and profits.

In recent years, activist groups have used advertising and other methods to inform the public about the societal harms associated with the consumption of alcoholic beverages. These groups have also sought, and continue to seek, legislation to reduce the availability of alcoholic beverages, to increase the penalties associated with the misuse of alcoholic beverages, or to increase the costs associated with the production of alcoholic beverages. Over time, these efforts could cause a reduction in the consumption of alcoholic beverages generally, which could harm our business and reduce our sales and profits.

Increased regulatory costs or taxes would harm our financial performance.

The wine industry is regulated extensively by the Federal Tax and Trade Bureau and state and local liquor authorities and State of California environmental agencies. These regulations and laws dictate various matters, including:

●	Excise taxes;

●	Licensing requirements;

●	Trade and pricing practices;

●	Permitted distribution channels;

●	Permitted and required labeling;

●	Advertising;

●	Relationships with distributors and retailers; and

●	Air quality, storm water and irrigation use.

In addition, federal legislation has been proposed that could significantly increase excise taxes on wine. Other federal legislation has been proposed which would prevent us from selling wine directly through the mail. This proposed legislation, or other new regulations, requirements or taxes, could harm our business and operating results. Future legal or regulatory challenges to the wine industry could also harm our business and impact our operating results.

Prompted by growing government budget shortfalls and public reaction against alcohol abuse, Congress and many state legislatures are considering various proposals to impose additional excise taxes on the production and sale of alcoholic beverages, including table wines. Some of the excise tax rates being considered are substantial. The ultimate effects of such legislation, if passed, cannot be assessed accurately since the proposals are still in the discussion stage. Any increase in the taxes imposed on table wines can be expected to have a potentially adverse impact on overall sales of such products. However, the impact may not be proportionate to that experienced by producers of other alcoholic beverages and may not be the same in every state.

RISKS ASSOCIATED WITH OUR COMMON STOCK

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control, including:

●	competition;

●	additions or departures of key personnel;

●	the Company’s ability to execute its business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

Absence of Public Market

There has never been any established “public market” for shares of Common Stock of the Company, and no assurance can be given that any market for the Company’s Common Stock will develop or be maintained. If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of Common Stock pursuant to Rule 144 of the Act, may adversely affect the market price, if any, for the Company’s shares and could impair the Company’s ability to raise capital through the sale of its equity securities. In order to qualify for the resale of Common Stock under Rule 144, certain holding periods must be met and either legal opinions setting forth exemptions from the Act must be provided or registration statements must be in effect relating to such Common Stock. Further, there is no assurance that Rule 144 will be applicable to the Company and investors may not be able to rely on its provisions now or in the future.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company and which may dilute our share value.

Our Articles of Incorporation and amendments thereto authorize the issuance of 402,000,000 shares consisting of: (i) 400,000,000 shares of common stock, par value $0.001 per share; and (ii) 2,000,000 shares of preferred stock, par value $0.001 per share. The future issuance of all or part of our remaining authorized common stock or preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

If a market develops and the price of the Company’s stock is below $5.00 per share, or the Company does not have $2,000,000 in net tangible assets, or is not listed on an exchange or on the NASDAQ National Market System, among other conditions, the Company’s shares may be subject to a rule promulgated by the Securities and Exchange Commission (the “SEC”) that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, if the price of the Company’s stock is below $5.00, and does not meet the conditions set forth above, sales of the Company’s stock in the secondary market will be subject to certain additional new rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and disclosure of the sales person working for the broker-dealer. These rules and regulations may affect the ability of broker-dealers to sell the Company’s securities, thereby limiting the liquidity of the Company’s securities. They may also affect the ability of the Company’s shareholders to resell their securities in the secondary market.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this report, there are no unresolved comments pending from the SEC.

ITEM 2. PROPERTIES

Our business office is located at 795 Folsom Street, 1st Floor, San Francisco, CA, 94107. Our telephone number is 415-817-9955. Our principal office is provided by our officer and director at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

Our plan of Operations is centered around 5 primary areas i) Increasing Restaurant coverage from over 10K locations, ii) Go To Market activities, iii) Data iv) eCommerce, v) Development

i)	Increasing Restaurant coverage from over 10K locations currently over the next year to exceed 20K locations in major cities and where the members dine.

ii)	Go To Market activities, Partner collaboration in Member acquisition and on boarding. Specific communities are being developed for on boarding entire communicates on mass.

iii)	Data Improve the 5C’s - Currency, Correct, Constancy, Completeness and Coverage. Each of the 5C’s improves Member Experience as well as our value proposition of avoiding Fear of the Wine List (FoWL™). This combined refresh and expansion of Restaurant coverage will enhance the Value of VinCompass

iv)	eCommerce we will have 2 primary focus on Private Label Wines for both B2C and B2B clients and a curated Wine Club for B2C.

v)	Development we will continue to do enhancements to our technology. These enhancements will be in the App, the Web site and internal IP technology to enable eCommerce of Wine to be compliance across 40 States.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting was held on November 17, 2015, at which time stockholders approved the following actions:

●	Name change of the Corporation to VinCompass Corporation;

●	A forward stock split of 5 to 1 of the common stock of the Company;

●	Amendment to the Articles of Incorporation adding a Preferred Stock class;

●	Approval of the share exchange agreement with VinCompass.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS and ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock became available for quotation on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol “TIGY” on October 10, 2012, subsequently changed to “VCPS” on January 14, 2016. The market for our common shares is limited and can be volatile. The following table sets forth the high and low bid prices of our common stock on a quarterly basis for the periods indicated as quoted on the OTC-BB. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
May 31, 2015	$2.00	$2.00
August 31, 2015	$2.00	$2.00
November 30, 2015	$2.00	$2.00
February 29, 2016	$1.25	$1.25

As of the date of this report, the shareholders’ list of our common shares showed 45 registered shareholders holding 6,000,000 (30,000,000 post split) shares with 2,500,000 (12,500,000 post split) shares being held by broker-dealers. There are 43,702,017 (post split) shares issued and outstanding.

Our common shares are issued in registered form through our stock transfer agent VStock Transfer, LLC, of 77 Spruce St., Ste 201, Cedarhurst, NY 11516. They can be contacted by telephone at 1-855-987-8625.

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

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As a result of Closing the Share Exchange Agreement as filed with the Commission on November 25, 2015 in the Company’s current report on Form 8-K, the registrant is no longer a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

We were incorporated in the State of Wyoming on January 20, 2010, as Tiger Jiujiang Mining, Inc. and established a fiscal year end of February 28. Our statutory registered agent’s office is located at 1620 Central Avenue, Suite 202, Cheyenne, Wyoming 82001 and our business office is located at 795 Folsom Street, 1st Floor, San Francisco, CA. Our telephone number is 415-817-9955.

On November 22, 2015, the Company, then under the name Tiger Jiujiang Mining, Inc., a Wyoming corporation (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with VinCompass Corp., a California corporation (“VinCompass”), the shareholders of VinCompass (the “VinCompass Shareholders”), and the controlling stockholders of the Company (by unanimous vote) (the “Tiger Controlling Stockholders”). Pursuant to the Share Exchange Agreement, the Company acquired 5,200,000 (100%) shares of common stock of VinCompass from the VinCompass Shareholders (the “VinCompass Shares”) and in exchange issued 26,000,000 (59.77%) restricted shares of its common stock to the VinCompass Shareholders (the “Tiger Shares”). As a result of the Share Exchange Agreement, VinCompass became a wholly-owned subsidiary of the Company upon closing and the Company now carries on the business of VinCompass as its primary business. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The closing of the Share Exchange Agreement (the “Closing”) occurred on January 14, 2016 (the “Closing Date”).

As a result of the Share Exchange Agreement:

(a) each outstanding VinCompass Share was cancelled, extinguished and converted into and became the right to receive a pro rata portion of the Tiger Shares which equaled the number of VinCompass Shares held by each VinCompass Shareholder multiplied by the exchange ratio of 5 (the “Exchange Ratio”). Based on the Exchange Ratio, as a result of the Share Exchange Agreement, the VinCompass Shareholders own a total of 26,000,000 restricted shares of common stock of the Company.

(b) Pursuant to the Share Exchange Agreement, Ya-Ping irrevocably canceled a total of 25,000,000 restricted shares of common stock of the Company.

As a result of the Share Exchange Agreement, the VinCompass Shareholders own a total of 26,000,000 restricted shares of the Company, which represents 59.77% of our issued and outstanding shares of common stock. The Share Exchange Agreement is being accounted for as a “reverse acquisition,” as the VinCompass Shareholders own a majority of the outstanding shares of the Company’s capital stock immediately following the Closing of the Share Exchange Agreement. Accordingly, VinCompass is deemed to be the acquirer in the reverse acquisition. After the Closing of the Share Exchange Agreement, the Board of Directors and management of the Company are comprised of VinCompass’s management team and the operations of VinCompass are the continuing operations of the Company.

BUSINESS

VinCompass™ is an eCommerce platform built on patent pending technology that takes the guess work out of the wine buying equation for the consumer. We have multiple revenue streams focused on providing curated wine through our wine club, direct purchases via our App and private label wines with the majority of the revenue realized as recurring wine subscriptions. Our intelligent software platform determines an individual’s VinPrint™ (wine DNA preference) so consumers can purchase wine that meets their profile with alluring value and availability.

Our Proposed Exploration Program – Plan of Operation – Results of Operations

Wine buying is a daunting task and for the average consumer, there has been no means to easily select wines to enjoy and cellar that matches preferences for taste and price. To help fill this void, a plethora of wine clubs have popped up on the internet which have failed to address this problem. The clubs push wine that provide them with the greatest margin rather than address the needs of the consumer. As a result the membership renewals and reorder rates are well below those of other consumer product based clubs.

The solution is VinCompass™…. a full-service personalized wine curator and eCommerce platform. Our wine club will provide members only wines that meet their individual VinPrint™ and at price levels determined by the consumer, providing enhanced membership renewals and reorder rates.

The Opportunity

Unlike the numerous .com wine sites and Apps that target retail wine enthusiasts looking to purchase wine, VinCompass™ addresses the unmet need to uniquely pair taste and budget. With mobile devices now enabling 100’s of millions of consumers to instantly fulfill their interests in music, sports, news and reading, VinCompass™ is poised to become the mobile app-enabled cloud service for consumers to discover, archive, socialize and acquire curated wines thus creating new opportunities to monetize the fast growing $1B$+/month e-wine marketplace.

For vineyards, it can be difficult and expensive to reach would-be customers. Unlike wine superstores who fail to connect boutique growers with the palate of discriminating drinkers, VinCompass™ employs a unique, patent-pending “VinPrint”™ to create a digital blue print of an individual’s’ wine preferences and then match those preferences with an inventory of more than 1 million wines and the wine lists of more than 10,000 restaurants. VinCompass™ creates a personalized one-to-one relationship with life-long customers that growers otherwise would not otherwise be able to establish and cultivate to scale.

For wine lovers, the rise of such unprecedented access may result in too many choices; Restaurant lists can seem like a set of encyclopedias with too many different value options. Regardless of wine knowledge, choosing wine can be intimidating or time consuming. The VinCompass™ mobile app quickly presents a list of nearby restaurants, whose wine lists they can peruse before even walking in the door. Before the sommelier hands over the wine list, VinCompass™ will help select the ideal bottle based on wine tastes, budget and food preferences.

Our Brand and Products

App – VinCompass in the apple iTunes and Google Play

Web Site – eComm portal for Wine

Business Model

Both recurring and on-demand revenue in Wine eComm

●	Recurring revenue generated from wine club & freemium subscriptions (akin to Amazon’s Prime)

●	On-demand revenue generated from Virtual Vineyard, Private Label, Individually Branded, and Charity wines.

●	Engagement with an App beginning with discovery in the restaurant

●	Business Intelligence recurring revenue; Information and Insights for Restaurants and Wineries

Business Strategy

Invitation Only Model – We employ a complete Social graph network and full attribution for all members. Social as Members can invite other members to join and drive the social aspect.

Social Media Partnerships- We will service communities that have high affinity to wine consumers. These Partnerships get the advantage of providing significant benefit’s to their community that is not generally available. The members of VinCompass generally save about 14% on wine spend and yet enjoy wine more by 14% on average thanks to the Patent Pending Recommendation Engine. As well as ultimately enjoying a curated wine via eComm for consumption outside of the Restaurants.

Results of Operations

	Year Ended	Year Ended
	Feb. 29, 2016	Feb. 28, 2015
Revenue	$ Nil	$ Nil
Operating Expenses	$464,634	$214,427
Net Loss	$(493,527)	$(214,427)

COMMON SHARES: Since inception we have used common stock, an advance from a related party and a loan from an arms length party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended February 29, 2016, was $171,160 and $266,529 respectively, being made up as follows:

CASH FLOWS FROM FINANCING ACTIVITIES

	For the Fiscal Year Ended	For the Fiscal Year Ended
	February 29, 2016	February 28, 2015
	$	$
Proceeds from common stock sold for cash	55,000	266,529
Proceeds from Short-term related party debt	116,160
CASH PROVIDED BY FINANCING ACTIVITIES	171,160	266,529

Revenue

We have not earned material revenues since our inception.

Expenses

	For the	For the
	Year End	Year End
	February 29, 2016	February 28, 2015

General and Administrative Expenses	343, 836	176,989
Sales & Marketing Expenses	120,798	37,438

Total Operating Expenses	464,634	214,427

Loss on settlement of note payable	26,653	-
Interest expense	2,270	-
Total other expense	28,923	-

Net Loss	(493,557)	(214,427)

GENERAL & ADMINISTRATIVE EXPENSES: $343,836 costs were incurred in the year ended February 29, 2016. By comparison, $176,989 was incurred for previous fiscal period ended February 28, 2015. Development costs were 189,363 in the past year and by comparison were 157,790 for the fiscal year end February 28, 2015. We expect that the Development expenses will increase with the Plan of Operations. Development expenses since inception and including FYE 2015 were 1,320,464 and with the addition of FYE 2016 amount of 189,362 the revised Development expenses since inception total 1,510,008. This significant expense represents over 70% of the loss since inception. As a result of more activity in the current year end, however, going forward this expense category will vary depending more on corporate capital raising activities and development than any other activity.

SALES & MARKETING EXPENSES: $120,798 costs were incurred in the year ended February 29, 2016. By comparison only $37,438 was incurred for previous fiscal period ended February 28, 2015. As a result of more activity in the current year end, going forward these costs will increase commensurate with bringing in additional sales. We expect that these expenses will increase with the Plan of Operations.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2016 - 2015 or from the date of inception.

Liquidity and Financial Condition

Working Capital

	At February 29, 2016	At February 28, 2015
Current Assets	$43,680	$80,570
Current Liabilities	380,525	-
Working Capital (Deficit)	$(336,845)	$80,570

Cash Flows

	For the Year	For the Year
	Ended	Ended
	February 29, 2016	February 28, 2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(493,557)	(214,427)
Adjustments to reconcile net income loss to net cash used in operating activities:
Loss on common stock issued for settlement of note payable and accrued interest	26,653	-
Changes in operating assets and liabilities:
Accounts payable to related party	74,959
Deferred payroll	96,000
Accounts Payable and accrued expenses	85,693	-
CASH FLOWS USED IN OPERATING ACTIVITIES:	(210,252)	(214,427)

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2016 - 2017. Management projects that we may require in excess $750,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$150,000
Sales & Marketing	200,000
Development program	250,000
Working Capital	95,000
Total	$695,000

Going Concern

As at February 29, 2016, we had a working capital deficit of $336,845. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities, loans from shareholders and related as well as non-related parties. We anticipate that we will not be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has evaluated and implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15"Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

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

ITEM 8. FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

Our audited financial statements for the fiscal year ending February 29, 2016, and February 28, 2015, immediately follow.

VinCompass Corporation

February 29, 2016 and February 28, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Director and stockholders of VinCompass Corp.

795 Folsom Street, 1st floor

San Francisco, CA

We have audited the accompanying consolidated balance sheets of VinCompass Corp. and its subsidiary (collectively, the “Company”) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, changes in stockholder’s deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VinCompass Corp. and its subsidiary as of February 29, 2016 and February 28, 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered losses from operations and has negative operating cash flows. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

Houston, Texas

May 31, 2016

VINCOMPASS CORP.

CONSOLIDATED BALANCE SHEETS

	February 29, 2016	February 28, 2015
ASSETS

Current Assets
Cash	$43,680	$55,570
Equity Subscription Receivable	-	25,000
Total Current Assets	43,680	80,570

TOTAL ASSETS	$43,680	$80,570

LIABILITIES & STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$93,406	$-
Accounts payable to related party	74,959	-
Deferred Payroll	96,000	-
Short term debt -Related Party	116,160	-
		-
Total Current Liabilities	380,525	-

Total Liabilities	380,525	-
Shareholder’s Equity/(Deficit)
Preferred Stock, $0.001 par value; 2,000,000 and zero authorized; 1,000,000 and zero shares issued and outstanding, respectively	1,000	-
Common Stock, $0.001 par value; 400,000,000 shares authorized; 43,702,017 and 26,000,000 Shares issued and outstanding, respectively	43,702	26,000
Additional Paid-in Capital	1,674,578	1,617,138
Accumulated Deficit	(2,056,125)	(1,562,568)

Total Stockholders’ Deficit	(336,845)	80,570

TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$43,680	$80,570

The Accompanying notes are an integral part of these consolidated financial statements

VINCOMPASS CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the	For the
	Year End	Year End
	February 29, 2016	February 28, 2015
General and Administrative Expenses	343, 836	176,989
Sales & Marketing Expenses	120,798	37,438

Total Operating Expenses	464,634	214,427

Loss on settlement of note payable	26,653	-
Interest expense	2,270	-
Total other expense	28,923	-

Net Loss	(493,557)	(214,427)

Basic and diluted loss per share	(0.02)	(0.01)
Weighted Average number of shares outstanding – Basic and Diluted	28,218,021	25,496,405

The Accompanying notes are an integral part of these consolidated financial statements

VINCOMPASS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional		Total Stockholders
	Shares	Par $0.001	Shares	Par $0.001	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balances at February 28, 2014	-	-	24,542,355	24,542	1,327,067	(1,348,141)	3,468
Shares issued to related party for cash	-	-	582,645	583	115,946		116,529
Shares issued to third party for cash	-	-	875,000	875	174,125		175,000
Net loss						(214,427)	(214,427)
Balances at February 28, 2015	-	-	26,000,000	26,000	1,617,138	(1,562,568)	80,570
Reverse Merger Adjustment	1,000,000	1,000	17,500,000	17,500	(130,625)		(112,125)
Shares issued for settlement of note payable and accrued interest	-	-	133,267	133	133,134		133,267
Shares issued to third party for cash	-	-	68,750	69	54,931		55,000
Net loss						(493,557)	(493,557)
Balances at February 29, 2016	1,000,000	1,000	43,702,017	43,702	1,674,579	(2,056,125)	(336,845)

The Accompanying notes are an integral part of these consolidated financial statements

VINCOMPASS CORP.

CONSOLIDATED STATEMENT OF CASH FLOW

	For the Year	For the Year
	Ended	Ended
	February 29, 2016	February 28, 2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(493,557)	(214,427)
Adjustments to reconcile net income loss to net cash used in operating activities:
Loss on common stock issued for settlement of note payable and accrued interest	26,653	-
Changes in operating assets and liabilities:
Accounts payable to related party	74,959
Deferred payroll	96,000
Accounts Payable and accrued expenses	85,693	-
CASH FLOWS USED IN OPERATING ACTIVITIES:	(210,252)	(214,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger	2,202
Proceeds from subscription receivable	25,000	-
CASH PROVIDED BY IN INVESTING ACTIVITIES	27,202	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sold for cash	55,000	266,529
Proceeds from Short-term related party debt	116,160
CASH PROVIDED BY FINANCING ACTIVITIES	171,160	266,529

NET CHANGE IN CASH	(11,890)	52,102

Cash at beginning of reporting period	55,570	3,468

Cash at end of reporting period	43,680	55,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period
Interest	-	-
Income taxes	-	-
Noncash financing transaction
Common stock issued for settlement of note payable and accrued interest	106,614	-
Subscription receivable from sale of common stock	-	25,000

The Accompanying notes are an integral part of these consolidated financial statements

VINCOMPASS CORP.

Notes to the Consolidated Financial Statements

Note 1. General Organization and Business

VinCompass Corp. (Formerly known as Tiger Jiujiang Mining, Inc.), entered into a Share Exchange Agreement with VinCompass, whereby VinCompass Corp. exchanged 60.0% of its outstanding shares of common stock for 100% of the outstanding shares of VinCompass common stock. As of the closing date, VinCompass will operate as a wholly owned subsidiary of VinCompass Corp.

As of January 14, 2016, VinCompass Corp had 400,000,000 and 2,000,000 shares of common stock and preferred stock authorized, respectively, of which 17,500,000 and 1,000,000 were issued and outstanding, respectively. As a result of the Share Exchange Agreement, each outstanding share of VinCompass common stock shall be transferred, conveyed and delivered to VinCompass Corp. in exchange for 26,000000 newly-issued shares of common stock of VinCompass Corp. The 1,000,000 shares of preferred stock are held by VinCompass management as of closing date.

The Merger will be accounted for as a “reverse merger” and recapitalization since, immediately following the completion of the transaction, the holders of VinCompass’s stock will have effective control of VinCompass Corp. In addition, VinCompass will have control of the combined entity through control of the Board by designating all board seats to be held by the existing board of VinCompass Corp. Additionally, all of VinCompass’s officers and senior executive positions will continue on as management of the combined entity after consummation of the Merger. For accounting purposes, VinCompass will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of VinCompass Corp. Accordingly, VinCompass assets, liabilities and results of operations will become the historical financial statements of the registrant, and VinCompass’s assets, liabilities and results of operations will be consolidated with VinCompass Corp effective as of the date of the closing of the Merger. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. Vincompass received $2,202 cash and assumed $114,327 liabilities upon execution of the reverse merger.

On December 14, 2015, FINRA approved the Corporate Name Change, Symbol Change, and the Forward Split took effect on December 15, 2015 for Tiger Jiujiang Mining Corp. The Forward Split shares are payable upon surrender of certificates to the Company’s transfer agent. Accordingly, the Company’s symbol will change to TIGYD to reflect the Forward Split and Symbol Change and twenty (20) business days thereafter, the “D” will be removed and the symbol will change to VCPS.

Note 2. Significant Accounting Policies

Basis of Presentation and Fiscal Year

These financial statements have been presented by the Company in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is February 28.

Basic and Diluted Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk related to cash and cash equivalents.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards. The Company provides a valuation allowance on its deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of February 29, 2016, and February 28, 2015.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recently Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company had accumulated deficits of $2,056,125 at February 29, 2016 and $1,562,568 at February 28, 2015. It had a net losses of $493,557 and $214,427 and for the years February 29, 2016 and February 28, 2015, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to increase operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. The Company will continue to pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development. There is no assurance that these efforts will be successful. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise the additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plans and generate additional revenues.

The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may result should the Company be unable to continue as a going concern.

Note 4. Common Stock

As a result of the Reverse Merger, As of January 14, 2016, VinCompass Corp had 400,000,000 and 2,000,000 shares of common stock and preferred stock authorized, respectively, of which 17,500,000 and 1,000,000 were issued and outstanding, respectively. As a result of the Share Exchange Agreement, each outstanding share of VinCompass common stock shall be transferred, conveyed and delivered to VinCompass Corp. in exchange for 26,000000 newly issued shares of common stock of VinCompass Corp.

During the year ended February 29, 2016, the Company issue 133,267 shares for settlement of notes payable and accrued interest, totaled $106,614. The fair value of the shares is determined to be $133,267, using $1.00 per share, which is the previous common stock sold for cash price, resulting in a loss of $26,653 reflected in the Statement of Operations.

Furthermore, during the year ended February 29, 2016, the Company issued 68,750 shares to third parties for cash investment of $55,000 in the Company. These transactions took place at $0.80

During the year ended February 28, 2015, the Company issued 1,457,645 shares for $291,529 cash investment in the Company, of which $25,000 was collected during the year ended February 29, 2016.

Note 5. Related Party Transactions

As of February 29, 2016, the amounts due to the majority shareholder and a director bear no interest and with no stated repayment terms; the Company recorded no imputed interest on these borrowings. These loans arose from payments made on behalf of the Company, including by private credit cards and was advanced as follows:

Cash loans	$116,160
Total	$116,160

As of February 29, 2016, the Company accrued payroll expense of $96,000 and accrued rental and operating expenses of $74,959 due to the Company’s CEO.

As of February 28, 2015 there were no related party loans.

Note 6. Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During the years ended February 29, 2016 and February 28, 2015, the Company incurred net losses, and therefore, had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately$466,904 and $0, respectively as of February 29, 2016 and February 28, 2015 and will expire in years 2020 through 2035.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its ability to be realized.

As of the years ended February 29, 2016 and February 28, 2015, deferred tax assets consisted of the following:

	2/29/2016	2/28/2015
Tax benefit at U.S. statutory rate	163,416	$-
Valuation allowance	(163,416)	-
	$-	$-

ITEM 9. CHANGES IN and DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer and treasurer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of February 29, 2016, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this, our chief financial and chief executive officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended February 28, 2015, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.	As of February 29, 2016, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of February 29, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of February 29, 2016, the Company did not have a robust financial consolidation system throughout the period and as a result, adjustments were required in order to produce financial statements for external reporting purposes. Also, the Company did not segregate certain accounting duties due to the small size of its accounting staff.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2016, based on the criteria established in Internal Control-Integrated Framework under COSO.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

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

Name	Position Held	Age	Date First Elected
	Chief Executive Officer
Peter Lachapelle	Secretary, Treasurer	54	November 25, 2015
	Chief Financial Officer
	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Peter Lachapelle, 54, is the Founder and CEO of VinCompass. In Lachapelle’s 25 plus years of industry experience, prior to founding VinCompass, he was a Vice President and Special Advisor at IHS Inc. (IHS – NYSE). This role involved providing solutions to complex customer business problems within the IHS Product Life Cycle and Environment domains. IHS, Inc. provided critical information / insights, decision- support tools, and related services. During this time Peter also functioned as the Executive Sponsor of REACH Compliance Solutions.

Prior to IHS he also held various General Manager / Vice President roles at i2 Technologies (ITWO – NASDAQ), a leading supply chain solutions company. Previous to his time at i2, he was the President of Canadian and Latin American wholly owned subsidiaries of Mentor Graphics (MENT - NASDAQ), an electronic design automation company. In his early career he co-founded an electronics distribution company.

Lachapelle received his masters of business administration from the University of Western Ontario. He has also completed various executive development programs at Harvard, ESIE, Kellogg, The Massachusetts Institute of Technology and Stanford University.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

●	a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●	being subject to any order, judgement or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or

●	being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

Name	Number of Late	Number of Transactions Not	Failure to File
	Reports	Reported on a Timely Basis	Required Forms
Peter Lachapelle	0	1(1)	0

(1) Peter Lachapelle filed a Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

Web Site

The Company maintains its Web site at “www.VinCompass.com” and has an e-mail address at “Peter@VinCompass.com”.

ITEM 11. EXECUTIVE COMPENSATION

(a)	General

The particulars of the compensation paid to the following person:

●	our principal executive officer whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 29, 2016, and February 28, 2015.

(b)	Summary Compensation Table

	Fiscal					Options
Name and	Year End			Stock	Securities	Awards (Value
Principal	Feb. 28 or			Awards	Underlying	of Options) ($)	Total
Position	29	Salary	Bonus	($)	Options	(5)	Compensation
Peter Lachapelle – Pres. & Director	2016	$96,000	$0	$0	Nil	$0	$96,000
Peter Lachapelle – Pres. & Director	2015	$0	$0	$0	Nil	$0	$0

There are no employment contracts, compensatory plans or arrangements, including payments to be received from VinCompass with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with VinCompass, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of VinCompass.

(c)	Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

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

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director, employee or consultant since inception; accordingly, no future payouts under non-stock price-based plans/agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded. We expect to announce Long Term incentive plans in the next year.

(f)	Compensation of Directors

The members of the Board of Directors are not compensated by VinCompass for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

(g)	Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with officers or directors other than those disclosed in this report. There are no compensation plans/arrangements, including payments to be made by VinCompass, with respect to the officers, directors, employees or consultants of VinCompass that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Peter Lachapelle (3) 795 Folsom Street, 1st Floor San Francisco, CA 94107	Common	18,000,000	41.37%
All Officers and Directors as a Group (1 Person)	Common	18,000,000	41.37%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 43,568,750 issued and outstanding shares of common stock as of January 14, 2016.

(3)	Mr. Lachapelle is the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

(b)	Security Ownership of Management

The following table sets forth the names and addresses of each of our directors and officers and their respective date of commencement of their term with the Company. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Peter Lachapelle (3) 795 Folsom Street, 1st Floor San Francisco, CA 94107	Common	18,000,000	41.314%
George M. Bado (Ken) 1825 Hackett Creek Drive McKinney, TX 75070	Common	575,000	1.320%
All Officers and Directors as a Group (1 Person)	Common	18,575,000	42.634%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 43,568,750 issued and outstanding shares of common stock as of January 14, 2016.

(3)	Mr. Lachapelle is the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

(c)	Equity Compensation Plans

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

(d)	Changes in Control

There are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INEPSENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended on February 29, 2016, in which the amount involved in the transaction exceeded or exceeds one percent of the average of our total assets at the year end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVIVES

The aggregate fees billed for the most recently completed fiscal year ended February 29, 2016, and for fiscal year ended February 28, 2015, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 29, 2016	February 28, 2015
Audit Fees	$8,000	$14,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$8,000	$14,000

Audit-Related Fees: The aggregate fees billed for the fiscal year ending on February 29, 2016, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on January 20, 2010, to February 29, 2016, the amount was $0.

Tax Fees: The aggregate fees billed for the fiscal years ended February 29, 2016, and February 28, 2015 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on January 20, 2010, to February 29, 2016, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended February 29, 2016, and February 28, 2015, for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on January 20, 2010, to February 29, 2016, the amount was approximately $0.

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
10.4 10.5****

Third Amendment to Option to Purchase and Royalty Agreement between Tiger Jiujiang Mining, Inc. and Kiukiang Gold Mining Company dated May 31, 2014

Share Exchange Agreement by and among the Company, the controlling stockholders of the Company, VinCompass, and the shareholders of VinCompass dated November 22, 2015

99.2 *	Code of Business Conduct and Ethics and Compliance Program

(31)	Section 302 Certification
31.1	Section 302 Certification - Certification of Peter Lachapelle as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Section 302 Certification - Certification of Peter Lachapelle as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1	Section 906 Certification - Certification of Peter Lachapelle as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 906 Certification - Certification of Peter Lachapelle as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	Filed herewith
•	* Incorporated by reference to S-1 Registration Statement filed on May 14, 2010
•	** Incorporated by reference to S-1/A registration statement filed on June 13, 2014
•	*** Incorporated by reference to Form 10K filed on April 29, 2014 **** Incorporated by reference to Form 8K filed on January 14, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCOMPASS CORPORATION

(Registrant)

By:	/s/ “Peter Lachapelle”
Peter Lachapelle, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief
Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: June 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Peter Lachapelle”
Peter Lachapelle, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief
Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: June 1, 2016

