Form 10-Q
period 2016-05-31
VinCompass Corp.
filed 2016-07-15
CIK 1490949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Issuer’s telephone number: (415) 817-9955

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

As of July 14, 2016, there were 43,795,767 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,” “our,” “us,” the “Company,” “VCPS,” or “VinCompass” refers to VinCompass Corp.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VinCompass Corp.

Consolidated Balance Sheets

(Unaudited)

	31-May-16	29-Feb-16

ASSETS

Current Assets
Cash	$2,174	$43,680
Total Current Assets	2,174	43,680

TOTAL ASSETS	$2,174	$43,680

LIABILITIES & STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$124,540	$93,406
Accounts payable to related party	96,129	74,959
Deferred Payroll	126,000	96,000
Short term debt - Related Party	116,160	116,160

Total Current Liabilities	462,829	380,525

Total Liabilities	$462,829	$380,525
Shareholder’s Equity/(Deficit)
Preferred Stock, $0.001 par value; 2,000,000 authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $0.001 par value; 400,000,000 shares authorized; 43,727,017 and 43,702,017 Shares issued and outstanding, respectively	43,727	43,702
Additional Paid-in Capital	1,705,803	1,674,578
Accumulated Deficit	(2,211,185)	(2,056,125)

Total Stockholders’ Deficit	(460,655)	(336,845)

TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$2,174	$43,680

See accompanying notes to unaudited financial statements.

VinCompass Corp.

Consolidated Statements of Operations

(Unaudited)

	For the	For the
	3 Months Ended	3 Months Ended
	31-May-16	31-May-15

General and Administrative Expenses	$84,287	$95,477
Sales & Marketing Expenses	70,773	33,830

Total Operating Expenses	155,060	129,307

Net Loss	$(155,060)	$(129,307)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted Average number of shares outstanding – Basic and Diluted	43,702,289	26,000,000

See accompanying notes to unaudited financial statements.

VinCompass Corp.

Consolidated Statement of Cash Flows

(Unaudited)

	For the	For the
	3 Months Ended	3 Months Ended
	31-May-16	31-May-15
CASH FLOWS FROM OPERATING ACTIVITIES	$	$
Net loss	(155,060)	(129,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for fees and services	31,250
Changes in operating assets and liabilities:
Accounts payable to related party	21,170	7,500
Deferred payroll	30,000	24,000
Accounts Payable and accrued expenses	31,134	5,516
CASH FLOWS USED IN OPERATING ACTIVITIES:	(41,506)	(92,291)
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from subscription receivable converted to equity	-	25,000
CASH PROVIDED BY IN INVESTING ACTIVITIES	-	25,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Short-term related party debt	-	11,721
CASH PROVIDED BY FINANCING ACTIVITIES	-	11,721
NET CHANGE IN CASH	(41,506)	(55,570)
Cash at beginning of reporting period	43,680	55,570
Cash at end of reporting period	$2,174	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period
Interest	-	-
Income taxes	-	-

See accompanying notes to unaudited financial statements.

VINCOMPASS CORP.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. General Organization and Business

VinCompass Corp. (Formerly known as Tiger Jiujiang Mining, Inc.), entered into a Share Exchange Agreement with VinCompass, whereby VinCompass Corp. exchanged 60.0% of its outstanding shares of common stock for 100% of the outstanding shares of VinCompass common stock. As of January 14, 2016 (the “Closing Date”), VinCompass will operate as a wholly owned subsidiary of VinCompass Corp.

As of January 14, 2016, VinCompass Corp had 400,000,000 and 2,000,000 shares of common stock and preferred stock authorized, respectively, of which 17,500,000 and 1,000,000 were issued and outstanding, respectively. As a result of the Share Exchange Agreement, each outstanding share of VinCompass common stock was transferred, conveyed and delivered to VinCompass Corp. in exchange for 26,000000 newly-issued shares of common stock of VinCompass Corp. The 1,000,000 shares of preferred stock were held by VinCompass management as of closing date.

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

Note 2. Basis of Presentation

The accompanying unaudited consolidated interim financial statements of Vincompass Corp have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported on Form 10-K have been omitted.

Note 3. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company had accumulated deficits of $2, 211, 185 at May 31, 2016 and $2,056,125 at February 29, 2016. It had net losses of $155,060 for the three months ended May 31, 2016 and a net loss of $129,307 for the equivalent quarter ended May 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4. Common Stock

During the quarter ended May 31, 2016, the Company issue 25,000 shares in lieu of fees paid to third parties. The fair value of the shares is determined to be $31,250, using $1.25 per share, which the market price at May 31, 2016.

Note 5. Related Party Transactions

As of May 31, 2016 and February 29, 2016, the amounts due to the majority shareholder and a director bear no interest and with no stated repayment terms; the Company recorded no imputed interest on these borrowings. These loans arose from payments made on behalf of the Company, including by private credit cards and was advanced as follows:

Cash loans	$116,160
Total	$116,160

As of May 31, 2016 and February 29, 2016, the Company accrued payroll expense of $126,000 and $96,000, accrued rental and operating expenses of $96,129 and $74,959 due to the Company’s CEO.

Note 6. Subsequent Events.

Since  May 31, 2016, the Company sold 68,750 shares of common stock at $0.80 per share for a total proceeds of $55,000 to third parties.  The proceeds were used for operations expenses of the Company

As of July 13, 2016, the Company executed a convertible promissory note for $33,500,00 to third parties. The Note bears an interest rate of 10% per annum and is due July 7, 2017.

Between May 31, 2016 and July 13, 2016  the Company received a total of $88,500 of additional funding and is expected to continue these actives in the current period as per the Form D previously filed

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with VinCompass Corp. financial statements and the related notes thereto. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Company” shall mean “VinCompass” where events are referenced.

Our financial statements are stated in United States Dollars (“USD” or “US$” or “$”) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to the common shares in our capital stock.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION FOR THE THREE-MONTH PERIOD ENDING MAY 31, 2016, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 20, 2016.

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

We are a development stage company and have not generated material revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

As a result of the Share Exchange Agreement:

(a) each outstanding VinCompass Share was cancelled, extinguished and converted into and became the right to receive a pro rata portion of the Tiger Shares which equaled the number of VinCompass Shares held by each VinCompass Shareholder multiplied by the exchange ratio of 5(the “Exchange Ratio”). Based on the Exchange Ratio, as a result of the Share Exchange Agreement, the VinCompass Shareholders own a total of 26,000,000 restricted shares of common stock of the Company; and

(b) Pursuant to the Share Exchange Agreement, Ya-Ping irrevocably canceled a total of 25,000,000 restricted shares of common stock of the Company.

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

Social Media Partnerships- We will service communities that have high affinity to wine consumers. These Partnerships get the advantage of providing significant benefit’s to their community that is not generally available. The members of VinCompass generally save about 16% on wine spend and yet enjoy wine more by 14% on average thanks to the Patent Pending Recommendation Engine. As well as ultimately enjoying a curated wine via eComm for consumption outside of the Restaurants.

Results of Operations

Net loss for the three months ended May 31, 2016 was $155,060 as compared to $129,307 for the three months ended May 31, 2015. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity and capital raising.

	For the 3 Months Ended	For the 3 Months Ended
	31-May-16	3l-May-l5
Proffessional Fees	37,034	34,500
Other General and Administrative
Expenses	47,253	60,977
Total G&A Expenses	84,287	95.477
Sales & Marketing Expenses	70,773	33,830
Total Operating Expenses	155,060	129,307

Gross revenue for the quarter ended May 31, 2016 and 2015 was $0 and $0, respectively.

PROFESSIONAL FEES: $37,034 was expended on professional fees, in the form of accounting and legal fees for the quarter ended May 31, 2016, while $34,500 was spent in the similar period ended May 31, 2015. The greater amount of the 2015 expense was incurred as a result of increased accounting and audit costs associated with a change in the Company’s independent accountants and the added review costs.

GENERAL & ADMINISTRATIVE EXPENSES: $84,287 was expended on the office and administrative matters for the three months ended May 31, 2016, while $95,477 was spent in the similar period ended May 31, 2015.

SALES & MARKETING EXPENSES: $70,773 was expended on the promotion of the Company’s products for future sales matters for the three months ended May 31, 2016, while on $33,830 was spent in the similar period ended May 31, 2015.

Plan of Operation

As of May 31, 2016 and February 29, 2016, we had a deficit of $460,655 and $336,845 in working capital.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2016-2017. Management projects that we will require a total of up to $750,000 to fund ongoing operating expenses and working capital requirements for the next twelve months.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended February 28, 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our former independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

As of end of the last quarter on May 31, 2016, we have yet to generate any revenues from operations.

As of May 31, 2016, our total assets, consisting entirely of cash, amounted to $2,174 while total current liabilities were $462,830. Our working capital deficit was $460,656 as of May 31, 2016.

Net Cash Used in Operating Activities

During the three-month period ended May 31, 2016, $41,506 in cash was used for operating activities as compared to $92,291 used in the three months ended May 31, 2015.

Cash Flow from Financing Activities

During the three-month periods ended May 31, 2016 and 2015, the Company had $Nil and $11,721 respectively, in cash provided by financing activities.

There was no investing activities in both periods.

Other

During the May 31, 2016 quarter 25,0000 shares were issued for services to third parties having a value of $31,250 (nil in the May 31, 2015 period)

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended May 31, 2016. Although inflation is moderately higher than it was during 2014 - 2015, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

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

The Corporation is and has not been party to any legal proceedings in the quarter under review and we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2016:

Since  May 31, 2016, the Company sold 68,750 shares of common stock at $0.80 per share for a total proceeds of $55,000.  The proceeds were used for operations expenses of the Company

As of July 13, 2016, the Company executed a convertible promissory note for $33,500,00 USD. The Note bears an interest rate of 10% per annum and is due July 7, 2017.

On December 24, 2015, the Company authorized the issuance of one million (1,000,000) shares of preferred stock, par value $0.001 per share, to Chang Ya-Ping, the Company’s former President. The shares have not yet been issued as of the date of this filing.

Subsequent May 31, 2016:

After May 31, 2016, the Company received a total of $98,000 of additional funding and is expected to continue these actives in the current period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCOMPASS CORP.

Date: July 15, 2016	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 15, 2016	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

