Form 10-Q/A
period 2016-05-31
VinCompass Corp.
filed 2016-07-15
CIK 1490949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of July 14, 2016, there were 43,795,767 shares of the registrant’s $0.001 par value common stock issued and outstanding.

 EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Report”) to our quarterly report on Form 10-Q for the period ended May 31, 2016 we filed on July 15, 2016 (“the “Original Report”) to correct an error contained in the cover page to uncheck the box designating the company as a shell company. This Amendment Report does not reflect events that may have occurred after the filing of the Original Report, nor does it modify or update those disclosures present therein, except with regard to the modification described in this Explanatory Note. As such, this Amendment Report continues to speak to as of July 15, 2016. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Previously Filed.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Previously Filed.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Previously Filed.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Previously Filed.
101.INS*	XBRL Instance Document	Previously Filed.
101.SCH*	XBRL Taxonomy Extension Schema Document	Previously Filed.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Previously Filed.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Previously Filed.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Previously Filed.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Previously Filed.

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