Form 10-Q
period 2016-08-31
VinCompass Corp.
filed 2016-10-17
CIK 1490949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

[  ] Yes [X] No

As of October 17, 2016, there were 43,879,313 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VinCompass Corp.

Consolidated Balance Sheets

(Unaudited)

	31-Aug-16	29-Feb-16

ASSETS

Current Assets
Cash	$28,674	$43,680
Total Current Assets	28,674	43,680

TOTAL ASSETS	$28,674	$43,680

LIABILITIES & STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$74,437	$93,406
Accounts payable to related party	112,266	74,959
Deferred Payroll	156,000	96,000
Short term debt -related party	157,343	116,160
Notes payable	67,000	-

Total Current Liabilities	567,046	380,525

Total Liabilities	$567,046	$380,525
Shareholder’s Deficit
Preferred Stock, $0.001 par value; 2,000,000 authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $0.001 par value; 400,000,000 shares authorized; 43,879,313 and 43,702,017 Shares issued and outstanding, respectively	43,879	43,702
Additional Paid-in Capital	1,839,661	1,674,578
Accumulated Deficit	(2,422,912)	(2,056,125)

Total Stockholders’ Deficit	(538,372)	(336,845)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$28,674	$43,680

See accompanying notes to unaudited financial statements.

VinCompass Corp.

Consolidated Statements of Operations

(Unaudited)

	For the	For the	For the	For the
	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	31-Aug-16	31-Aug-15	31-Aug-16	31-Aug-15

General and Administrative Expenses	$150,374	$66,512	$234,661	$161,990

Sales & Marketing Expenses	61,353	30,295	132,126	64,124

Total Operating Expenses	211,727	96,807	366,787	226,114

Net Loss	$211,727	$96,807	$366,787	$226,114

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average number of shares outstanding – Basic and Diluted	43,772,368	26,000,000	43,737,193	26,000,000

See accompanying notes to unaudited financial statements.

VinCompass Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	6 Months Ended	6 Months Ended
	31-Aug-16	31-Aug-15
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(366,787)	$(226,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of finance costs	7,000	-
Stock based Compensation	85,760	-

Changes in operating assets and liabilities:
Accounts payable to related party	37,307	60,414
Deferred payroll	60,000	48,000
Accounts payable and accrued expenses	(18,969)	39,349
CASH FLOWS USED IN OPERATING ACTIVITIES:	$(195,689)	$(78,351)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from subscription receivable		25,000

CASH PROVIDED BY IN INVESTING ACTIVITIES	-	25,000
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related party	42,183
Repayment of related party debt	(1,000)
Proceeds on sale of stock	79,500
Proceeds from notes payable	60,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	180,683	-
NET CHANGE IN CASH	(15,006)	(53,351)
Cash at beginning of reporting period	43,680	55,570
Cash at end of reporting period	$28,674	$2,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period
Interest	-	-
Income taxes	-	-

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

As of January 14, 2016, VinCompass Corp had 400,000,000 and 2,000,000 shares of common stock and preferred stock authorized, respectively, of which 17,500,000 and 1,000,000 were issued and outstanding, respectively. As a result of the Share Exchange Agreement, each outstanding share of VinCompass common stock was transferred, conveyed and delivered to VinCompass Corp. in exchange for 26,000,000 newly-issued shares of common stock of VinCompass Corp. The 1,000,000 shares of preferred stock were held by VinCompass management as of closing date.

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

On December 14, 2015, FINRA approved the Corporate Name Change, Symbol Change, and the Forward Split took effect on December 15, 2015 for Tiger Jiujiang Mining Corp. The Forward Split shares are payable upon surrender of certificates to the Company’s transfer agent. Accordingly, the Company’s symbol has been changed to TIGYD to reflect the Forward Split and Symbol Change and twenty (20) business days thereafter, the “D” has been removed and the symbol has been changed to VCPS.

Note 2. Summary of Significant Accounting Policies

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Note 3. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company had accumulated deficits of $2,422,912 at August 31, 2016 and $2,056,125 at February 29, 2016. It had net losses of $211,727 for the three months ended August 31, 2016 and a net loss of $96,807 for the equivalent quarter ended August 31, 2015. It had net losses of $366,787 for the six months ended August 31, 2016 and a net loss of $226,114 for the equivalent quarter ended August 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4. Common Stock

During the quarter ended August 31, 2016, the Company allocated 77,921 shares, to be issued in lieu of fees paid to third parties. The fair value of the shares is determined to be $85,760 using $1.03 and $1.25 per share, which represent the market price at August 31, 2016 and May 31, 2016, respectively. In addition third party shareholders subscribed for 99,375 shares, for which they paid $0.80 per share, at total of $79,500 as of August 31, 2016 the date such issues were approved by the board.

Note 5. Related Party Transactions

As of August 31, 2016 and February 29, 2016, the amounts due to the majority shareholder and a director bear no interest and have no stated repayment terms. The Company recorded no imputed interest on these borrowings. These loans arose from payments made on behalf of the Company, including by private credit cards and was advanced as follows:

	31-Aug-16	29-Feb-16
Accounts payable to related party	112,266	74,959
Deferred Payroll	156,000	96,000
Short term debt -Related Party	157,343	116,160
	425,609	287,119

Note 6. Convertible notes.

As of July 7, 2016, the Company executed a convertible promissory note for $30,000, net of $3,500 original issuance discount. The Note bears an interest rate of 10% per annum and is due July 7, 2017. A further convertible promissory note for $30,000, net of $3,500 original issuance discount, was issued on August 15, 2016, which bears an interest rate of 10% per annum and is due August 15, 2017. These notes become convertible six months after the dates of agreement at a conversion price that equals 58% of the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day prior to such Conversion Date.

Note 7. Subsequent Events.

On October 5, 2016, the Company executed a convertible Promissory note for $73,500.00. The note bears an interest rate of 10% per annum and is due on September 28, 2017.

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

Results of Operations

The Company had net losses of $211,727 for the three months ended August 31, 2016 and a net loss of $96,807 for the equivalent quarter ended August 31, 2015. It had net losses of $366,787 for the six months ended August 31, 2016 and a net loss of $226,114 for the equivalent quarter ended August 31, 2015. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity and capital raising.

	For the	For the	For the	For the
	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	31-Aug-16	31-Aug-15	31-Aug-16	31-Aug-15

General and Administrative Expenses	150,374	66,512	234,661	161,990
Sales & Marketing Expenses	61,353	30,295	132,126	64,124
Net Loss	(211,727)	(96,807)	(366,787)	(226,114)

There was no Gross revenue for the six months ended August 31, 2016 and 2015.

GENERAL & ADMINISTRATIVE EXPENSES: $150,374 for the three months ended August 31, 2016, while $66,512 was spent in the same period ended August 31, 2015. For the six months $234,661 was expended in total on general & administrative expenses, while $161,990 was spent in the same period ended August 31, 2015. Included under general & administrative there are the Development Expenses: which include consulting, design fees, salaries, and sundry development fees being $96,859 for the three months ended August 31, 2016 ($51,175 for same period in 2015) and $133,085 for the six months ended August 31, 2016 (with $111,305 spent in the same six month comparative period in 2015).

SALES & MARKETING EXPENSES: $61,353 was expended on the promotion of the Company’s products for future sales matters for the six months ended August 31, 2016, while $30,295 was spent in the same three period ended August 31, 2015. For the six months ended August 31, 2016 a total of $132,126 was spent compared with $64,124 in the same six month period in 2015.

Plan of Operation

As of August 31, 2016 and February 29, 2016, we had a deficit of $538,372 and $336,845 in working capital.

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

Presently, we have not generated any revenues to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2016-2017. Management projects that we will require a total of up to $750,000 to fund ongoing operating expenses and working capital requirements for the next twelve months.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2016, we have yet to generate any revenues from operations.

As of August 31, 2016, our total assets, consisting entirely of cash, amounted to $28,674 while total current liabilities were $567,046. Our working capital deficit was $538,372 as of August 31, 2016.

Net Cash Used in Operating Activities

During the six-month period ended August 31, 2016, $195,689 in cash was used for operating activities as compared to $78,351 used in the six- months ended August 31, 2015.

Cash Flow from Investing Activities

During the six months ended August 31, 2015, there was $25,000 proceeds collected from subscription receivable.

Cash Flow from Financing Activities

During the six-month periods ended August 31, 2016 and 2015, the Company had $180,683 and $Nil respectively, in cash provided by financing activities.

Other

During the quarter ended August 31, 2016, the Company allocated 77,921 shares, to be issued in lieu of fees paid to third parties. The fair value of the shares is determined to be $85,760 using $1.03 and $1.05 per share, which represent the market price at August 31, 2016 and May 31, 2016, respectively. In addition third party shareholders subscribed for 99,375 shares, still to be issued, for which they paid $0.80 per share- at total of $79,500 as of August 31, 2016 the date such issues were approved by the board.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2016. Although inflation is moderately higher than it was during 2014 - 2015, the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

During the six months ended August 31, 2016:

During the quarter ended August 31, 2016, the Company allocated 77,432 shares, to be issued in lieu of fees paid to third parties. The fair value of the shares is determined to be $85,760 using $1.03 and $1.25 per share, which represent the market price at August 31, 2016 and May 31, 2016. In addition third party shareholders subscribed for 99,375 shares, for which they paid $0.80 per share, at total of $79,500 as at August 31, 2016 the date such issues were approved by the board.

Subsequent to the three months ended August 31, 2016:

On October 5, 2016, the Company executed a convertible Promissory note for $73,500.00. The note bears an interest rate of 10% per annum and is due on September 28, 2017.

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

VINCOMPASS CORP.

Date: October 17, 2016	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 17, 2016	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

