Form 10-Q
period 2016-11-30
VinCompass Corp.
filed 2017-01-17
CIK 1490949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [X] No [  ] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of January 17, 2017, there were 43,948,966 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VinCompass Corp.

Consolidated Balance Sheets

(Unaudited)

	30-Nov-16	29-Feb-16

ASSETS

Current Assets
Cash	$45,124	$43,680
Total Current Assets	45,124	43,680

TOTAL ASSETS	$45,124	$43,680

LIABILITIES & STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$92,628	$93,406
Accounts payable to related party	118,198	74,959
Deferred Payroll	186,000	96,000
Short term debt - related party	158,283	116,160
Convertible note payable, net of discount of $28,952 and $0, respectively	250,328	-

Total Current Liabilities	805,437	380,525

Total Liabilities	$805,437	$380,525
Shareholder’s Deficit
Preferred Stock, $0.001 par value; 2,000,000 authorized; 1,000,000 shares issued and outstanding	$1,000	$1,000
Common Stock, $0.001 par value; 400,000,000 shares authorized; 43,948,966 and 43,702,017 Shares issued and outstanding, respectively	43,949	43,702
Additional Paid-in Capital	1,853,522	1,674,578
Accumulated Deficit	(2,658,784)	(2,056,125)

Total Stockholders’ Deficit	(760,313)	(336,845)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$45,124	$43,680

See accompanying notes to unaudited financial statements.

VinCompass Corp.

Consolidated Statements of Operations

(Unaudited)

	For the	For the	For the	For the
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	30-Nov-16	30-Nov-15	30-Nov-16	30-Nov-15

General and Administrative Expenses	$187,127	$90,356	$414,136	$252,346

Sales & Marketing Expenses	45,548	28,417	177,674	92,541

Total Operating Expenses	232,675	118,773	591,810	344,887
Interest Expenses	3,197		10,849
Net Loss	$235,872	$118,773	$602,659	$344,887

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.07)

Weighted Average number of shares
outstanding – Basic and Diluted	43,880,078	5,200,000	43,784,282	5,200,000

See accompanying notes to unaudited financial statements.

VinCompass Corp.

Consolidated Statement of Cash Flows

(Unaudited)

	For the	For the
	9 Months Ended	9 Months Ended
	30-Nov-16	30-Nov-15
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(602,659)	$(344,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	5,328
Stock based Compensation	99,691	-
Changes in operating assets and liabilities:
Accounts payable to related party	43,239	38,590
Deferred payroll	90,000	72,000
Accounts Payable and accrued expenses	(778)	87,604
CASH FLOWS USED IN OPERATING ACTIVITIES:	$(365,179)	$(146,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from Related Party	43,123
Repayment of Related Party debt	(1,000)
Proceeds on sale of Stock	79,500	81,160
Proceeds from subscription receivable	-	25,000
Proceeds from convertible note	245,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	$366,623	$106,160
NET CHANGE IN CASH	1,444	(40,553)
Cash at beginning of reporting period	43,680	55,570
Cash at end of reporting period	$45,124	$15,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period
Interest	-	-
Income taxes	-	-

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

As of January 17, 2016, VinCompass Corp had 400,000,000 and 2,000,000 shares of common stock and preferred stock authorized, respectively, of which 17,500,000 and 1,000,000 were issued and outstanding, respectively. As a result of the Share Exchange Agreement, each outstanding share of VinCompass common stock was transferred, conveyed and delivered to VinCompass Corp. in exchange for 26,000000 newly-issued shares of common stock of VinCompass Corp. The 1,000,000 shares of preferred stock were held by VinCompass management as of closing date.

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

The Company had accumulated deficits of $2,658,784 at November 30, 2016 and $2,056,125 at February 29, 2016. It had net losses of $602,659 for the nine months ended November 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4. Common Stock

During the nine months ended November 30, 2016, the Company issued 147,574 shares for services to third parties. The fair value of the shares is determined to be $99,691 using the market price upon issuance.

During the previous quarter ended August 31, 2016, third party shareholders subscribed for 99,375 shares for which they paid $0.80 per share- at total of $79,500 as at August 31, 2016 the date such issues were approved by the board.

Note 5. Related Party Transactions

As of November 30, 2016 and February 29, 2016, the amounts due to the majority shareholder and a director bear no interest and with no stated repayment terms; the Company recorded no imputed interest on these borrowings. These loans arose from payments made on behalf of the Company, including by private credit cards and was advanced as follows:

	30-Nov-16	29-Feb-16
Accounts payable to related party	$118,198	$74,959
Deferred Payroll	186,000	96,000
Short term debt - Related Party	158,283	116,160
	$462,481	$287,119

Note 6. Convertible notes.

The following table summarized the convertible notes as of November 30, 2016:

Note #	Loan date	Maturity Date	Convertible Date	Interest	Loan Principal	Original Issue Discount	Discount Amortization	Net Balance
1	7/7/16	7/7/17	1/7/17	10%	$33,500	$(3,500)	$1,400	$31,400
2	8/15/16	8/15/17	2/15/17	10%	33,500	(3,500)	1,026	31,026
3	9/28/16	9/28/17	4/5/17	10%	73,500	(8,500)	1,467	66,467
4	10/20/16	10/20/19	4/20/17	0%	60,000	(10,000)	374	50,374
5	10/28/16	7/28/17	4/28/17	10%	78,780	(8,780)	1,061	71,061
Total					$279,280	$(34,280)	$5,328	$250,328

These notes become convertible six months after the dates of agreement at a variable conversion price.

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

As of November 30, 2016, the Company concluded there is no derivative or beneficial conversion feature associates with these notes.

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

For vineyards, it can be difficult and expensive to reach would-be customers. Unlike wine superstores who fail to connect boutique growers with the palate of discriminating drinkers, VinCompass™ employs a unique, patent-pending “VinPrint™” to create a digital blue print of an individual’s’ wine preferences and then match those preferences with an inventory of more than 1 million wines and the wine lists of more than 10,000 restaurants. VinCompass™ creates a personalized one-to-one relationship with life-long customers that growers otherwise would not otherwise be able to establish and cultivate to scale.

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

Our Brand and Products

App – VinCompass™ in the apple iTunes™ and Google Play™

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

Results of Operations

The Company had net losses of $235,872 and $118,773 for the three months ended November 30, 2016 and 2015. It had net losses of $602,659 and $344,887 for the nine months ended November 30, 2016 and 2015.

	For the	For the	For the	For the
	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	30-Nov-16	30-Nov-15	30-Nov-16	30-Nov-15

General and Administrative Expenses	$187,127	$90,356	$414,136	$252,346

Sales & Marketing Expenses	45,548	28,417	177,674	92,541

Total Operating Expenses	232,675	118,773	591,810	344,887
Interest Expenses	3,197	-	10,849	-
Net Loss	$235,872	$118,773	$602,659	$344,887

There was no gross revenue for the three and nine months ended November 30, 2016 and 2015.

GENERAL & ADMINISTRATIVE EXPENSES: $187,127 for the three months ended November 30, 2016, while $90,356 was spent in the same period ended November 30, 2015. For the nine months $414,136 was expended in total on general & administrative expenses, while $252,346 was spent in the same period ended November 30, 2015. Included under general & administrative there are the Development Expenses, that include consulting, design fees, salaries, and other development fees of $96,859 and $44,574 for the three months ended November 30, 2016 and 2015, $252,326 and $155,875 for the nine months ended November 30, 2016 and 2015 respectively.

SALES & MARKETING EXPENSES: $45,548 was expended on the promotion of the Company’s products for future sales matters for the three months ended November 30, 2016, while $28,417 was spent in the three months ended November 30, 2015. For the nine months ended November 30, 2016, a total of $177,674 was spent compared with $92,541 in the same nine month period in 2015.

Plan of Operation

As of November 30, 2016 and February 29, 2016, we had a deficit of $760,313 and $336,845 in working capital.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2016-2017. Management projects that we will require a total of up to $750,000 to fund ongoing operating expenses and working capital requirements for the next twelve months. Management is looking to secure up to $5,000,000 in new capital.

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

Liquidity and Capital Resources

As of November 30, 2016, we have yet to generate any revenues from operations.

As of November 30, 2016, our total assets, consisting entirely of cash, amounted to $45,124 while total current liabilities were $805,437. Our working capital deficit was $760,313 as of November 30, 2016.

Net Cash Used in Operating Activities

During the nine-month period ended November 30, 2016, $365,179 of cash was used in operating activites.

Cash Flow from Financing Activities

During the nine-month periods ended November 30, 2016, $366,623 of cash was provided by financing activities.

Other

During the quarter ended November 31, 2016, the Company allocated 69,653 shares, to be issued in lieu of fees paid to third parties. The fair value of the shares is determined to be $13,931 using $0.20 per share, which the market price at November 30, 2016.

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

During the three months ended November 30, 2016:

During the quarter ended November 31, 2016, the Company allocated 69,653 shares, to be issued in lieu of fees paid to third parties. The fair value of the shares is determined to be $13,931 using $0.20 per share, which the market price at November 30, 2016

On September 28, 2016, the Company executed a convertible Promissory note for $73,500.00. The note bears an interest rate of 10% per annum and is due by September 28, 2017. On October 20, 2016, the Company executed a convertible Promissory note for $60,000.00. This 36 month note bears an interest rate of 10% per annum and is due September 28, 2019. On October 28, 2016, the Company executed a further convertible Promissory note for $78,780.00. This 10 month note bears an interest rate of 10% per annum and is due July 28, 20179.

These notes become convertible six months after the dates of agreement at a conversion price that equals 58% of the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day prior to such Conversion Date)

Subsequent to the three months ended November 30, 2016:

There were no subsequent events up to the date of this report.

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

VINCOMPASS CORP.

Date: January 17, 2017	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 17, 2017	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

