Form 10-K
period 2017-02-28
VinCompass Corp.
filed 2017-06-13
CIK 1490949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: (24,787,193 common shares at $1.18) of $29,246,887 the Corporation is quoted on the OTC-QB under the symbol “VCPS”).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: 144,322,775 common shares issued and outstanding as of the date of this report.

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

Corporate History

VinCompass® is an e-Commerce platform built on patent pending technology that takes the guess work out of the wine buying equation for the consumer. We have multiple revenue streams focused on providing curated wine through our wine club, direct purchases via our App and private label wines with the majority of the revenue realized as recurring wine subscriptions. Our intelligent software platform determines an individual’s VinPrint® (wine DNA preference) so consumers can purchase wine that meets their profile with alluring value and availability.

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

The solution is VinCompass®…. a full-service personalized wine curator and eCommerce platform. Our wine club will provide members only wines that meet their individual VinPrint® and at price levels determined by the consumer, providing enhanced membership renewals and reorder rates.

The Opportunity

Unlike the numerous .com wine sites and Apps that target retail wine enthusiasts looking to purchase wine, VinCompass® addresses the unmet need to uniquely pair taste and budget. With mobile devices now enabling 100’s of millions of consumers to instantly fulfill their interests in music, sports, news and reading, VinCompass® is poised to become the mobile app-enabled cloud service for consumers to discover, archive, socialize and acquire curated wines thus creating new opportunities to monetize the fast growing $1B$+/month e-wine marketplace.

For vineyards, it can be difficult and expensive to reach would-be customers. Unlike wine superstores who fail to connect boutique growers with the palate of discriminating drinkers, VinCompass® employs a unique, patent-pending “VinPrint” ® to create a digital blue print of an individual’s’ wine preferences and then match those preferences with an inventory of more than 1 million wines and the wine lists of more than 10,000 restaurants. VinCompass® creates a personalized one-to-one relationship with life-long customers that growers otherwise would not otherwise be able to establish and cultivate to scale.

For wine lovers, the rise of such unprecedented access may result in too many choices; Restaurant lists can seem like a set of encyclopedias with too many different value options. Regardless of wine knowledge, choosing wine can be intimidating or time consuming. The VinCompass® mobile app quickly presents a list of nearby restaurants, whose wine lists they can peruse before even walking in the door. Before the sommelier hands over the wine list, VinCompass® will help select the ideal bottle based on wine tastes, budget and food preferences.

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

*B2B is Business to Business

*B2C is Business to Consumer

Business Strategy

Invitation Only Model – We employ a complete Social graph network and full attribution for all members. Members can sign in via selected Social Networks and as Members, they can invite other members to join and drive the social aspect.

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

Our VinCompass App was released with Apple iTune and Google Play in 2012.

An independent research study from VinTank in 2011, the wine industry’s most sophisticated social engagement and CRM consultants, concluded that of the 482 Wine Apps reviewed in the study, no one solved the Restaurant problem until VinCompass. Paul Mabray, VinTank’s Chief Strategy Officer, stated in his findings, “There is only one real pain point in the consumer experience and it is often when a consumer is in a white table cloth restaurant and staring at wines they don’t understand. The only app (though through a closed network) trying to fix that goal is VinCompass.”

Intellectual Property

™ Registration’s

FoWL™ - Fear of the Wine List

VinPrint® - Wine Preference DNA

VinCompass® Guiding your Wine Journey

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

Competition

Amazon uses a lot of the same fulfillment and compliance technology that we use. Additionally, it legitimizes the wine eComm business. However, as a regulated business with perishable (limited supply of any vintage) Other than their commercial relationship with millions of members, Amazon does not have a huge competitive advantage in the wine industry. They don’t have the VinPrint® or engagement in the Restaurant for them to discover what the members might like, strategically missing the curation based on the VinPrint®.

The other competitor is Majestic who acquired Naked Wines which will significantly accelerate the planned development of Majestic’s online capabilities whilst providing Naked Wines with a nationwide store network to allow a Click & Collect delivery option for its customers.

Competitive Edge

●	Patent pending recommendation engine derives user’s personalized VinPrint®.

●	Only App to engage the user by individualized wine curating starting at the restaurant.

●	Enterprise-grade certified wine eComm cloud-enabled backend for scale and compliance.

●	Established critical mass of 1MM+ wines cataloged and under management in 10,000 + restaurants.

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

In connection with the audits of our consolidated financial statements as of the fiscal years ended February 28, 2017 and February 29, 2016, our management identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

On March 7, 2017, the Board approved and filed an Amended & Restated Articles of Incorporation with the Secretary of State of Wyoming whereby: the aggregate number of shares of all classes of capital stock which this Corporation shall have authority to issue is 1,000,000,000 shares, of which 40,000,000 shares shall be shares of preferred stock, par value of $.001 per share as described herein (“Preferred Stock”), and 960,000,000 shares shall be shares of common stock, par value of $.001 per share (“Common Stock”).

Then on May 8, 2017, our Board approved and filed an Amended & Restated Articles of Incorporation with the Secretary of State of Wyoming to: (i) increase our authorized common stock to 5,000,000,000 shares. A true and correct copy of the Amended & Restated Certificate of Incorporation is attached hereto as an Exhibit and is incorporated herein by reference.

Notwithstanding the designation of the class of Series A Preferred stock designated in Article XII, Series B Preferred stock designated in Article XIII, the designations, preferences, limitations, restrictions, and relative rights of any additional classes of Preferred Stock, and variations in the relative rights and preferences as between different series shall be established in accordance with the Wyoming Business Corporation Act by the board of directors of the Corporation (“Board of Directors”). Except for such voting powers with respect to the election of directors or other matters as may be stated in the resolutions of the Board of Directors creating any series of Preferred Stock, the holders of any such series shall have no voting power.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS and ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock became available for quotation on the Over-the-Counter Market (OTC-QB) under the symbol “TIGY” on October 10, 2012, subsequently changed to “VCPS” on January 14, 2016. The market for our common shares is limited and can be volatile. The following table sets forth the high and low bid prices of our common stock on a quarterly basis for the periods indicated as quoted on the OTC-BB. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid

31-May-16	$1.25	$1.25

31-Aug-16	$1.18	$0.08

30-Nov-16	$0.87	$0.02

28-Feb-17	$0.15	$0.01

As of the date of this report, the shareholders’ list of our common shares showed 45 registered shareholders holding 38,216,404 common shares with 106,106,371common shares being held by broker-dealers.

Our common shares are issued in registered form through our stock transfer agent VStock Transfer, LLC, of 77 Spruce St., Ste. 201, Cedarhurst, NY 11516. They can be contacted by telephone at 1-855-987-8625.

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

As a result of the Share Exchange Agreement, the VinCompass Shareholders own a total of 26,000,000 restricted shares of the Company, which represents 55.23% of our issued and outstanding shares of common stock. The Share Exchange Agreement is being accounted for as a “reverse acquisition,” as the VinCompass Shareholders own a majority of the outstanding shares of the Company’s capital stock immediately following the Closing of the Share Exchange Agreement. Accordingly, VinCompass is deemed to be the acquirer in the reverse acquisition. After the Closing of the Share Exchange Agreement, the Board of Directors and management of the Company are comprised of VinCompass’s management team and the operations of VinCompass are the continuing operations of the Company.

BUSINESS

VinCompass® is an eCommerce platform built on patent pending technology that takes the guess work out of the wine buying equation for the consumer. We have multiple revenue streams focused on providing curated wine through our wine club, direct purchases via our App and private label wines with the majority of the revenue realized as recurring wine subscriptions. Our intelligent software platform determines an individual’s VinPrint® (wine DNA preference) so consumers can purchase wine that meets their profile with alluring value and availability.

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

The solution is VinCompass®…. a full-service personalized wine curator and eCommerce platform. Our wine club will provide members only wines that meet their individual VinPrint® and at price levels determined by the consumer, providing enhanced membership renewals and reorder rates.

The Opportunity

Unlike the numerous .com wine sites and Apps that target retail wine enthusiasts looking to purchase wine, VinCompass® addresses the unmet need to uniquely pair taste and budget. With mobile devices now enabling 100’s of millions of consumers to instantly fulfill their interests in music, sports, news and reading, VinCompass® is poised to become the mobile app-enabled cloud service for consumers to discover, archive, socialize and acquire curated wines thus creating new opportunities to monetize the fast growing $1B$+/month e-wine marketplace.

For vineyards, it can be difficult and expensive to reach would-be customers. Unlike wine superstores who fail to connect boutique growers with the palate of discriminating drinkers, VinCompass® employs a unique, patent-pending “VinPrint”™ to create a digital blue print of an individual’s’ wine preferences and then match those preferences with an inventory of more than 1 million wines and the wine lists of more than 10,000 restaurants. VinCompass® creates a personalized one-to-one relationship with life-long customers that growers otherwise would not otherwise be able to establish and cultivate to scale.

For wine lovers, the rise of such unprecedented access may result in too many choices; Restaurant lists can seem like a set of encyclopedias with too many different value options. Regardless of wine knowledge, choosing wine can be intimidating or time consuming. The VinCompass® mobile app quickly presents a list of nearby restaurants, whose wine lists they can peruse before even walking in the door. Before the sommelier hands over the wine list, VinCompass® will help select the ideal bottle based on wine tastes, budget and food preferences.

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

Business Strategy

Invitation and Social Network Model – We employ a complete Social graph network and full attribution for all members. Members can sign in via selected Social Networks and as Members, they can invite other members to join and drive the social aspect.

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

Results of Operations

	Year Ended	Year Ended
	Feb. 28, 2017	Feb. 29, 2016
Revenue	$ Nil	$ Nil
Operating Expenses	$848,986	$464,634
Net Loss	$(941,244)	$(493,572)

COMMON SHARES: Since inception we have used common stock, an advance from a related party and a loan from an arm’s length party to raise money for our optioned mineral acquisition and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended February 28, 2017, was $429,837 and $171,160 respectively, being made up as follows:

CASH FLOWS FROM FINANCING ACTIVITIES

	For the Fiscal Year Ended	For the Fiscal Year Ended
	February 28, 2017	February 29, 2016
	$	$
Proceeds from common stock sold for cash	79,500	55,000
Proceeds from Short-term related party debt	41,423	116,160
Proceeds from convertible notes	300,000	0

CASH PROVIDED BY FINANCING ACTIVITIES	420,923	171,160

Revenue

We have not earned material revenues since our inception.

Expenses

	For the	For the
	Year End	Year End
	February 28, 2017	February 29, 2016

SG&A Expenses	848,986	464,634

Total Operating Expenses	848,986	464,634

Loss on settlement of note payable	-	26,653
Loss on change in fair value of derivative liabilities	57,194	-
Interest expense	35,064	2,270
Total other expense	92,258	28,923

Net Loss	(941,244)	(493,557)

GENERAL & ADMINISTRATIVE EXPENSES: $579,490 costs were incurred in the year ended February 28, 2017. By comparison, $343,836 was incurred for previous fiscal period ended February 29, 2016. Development costs were 410,505 in the past year and by comparison were 189,363 for the fiscal year end February 29, 2016, representing an increase of 116% year over year. We expect that the Development expenses will increase with the Plan of Operations. Development expenses since inception and including FYE 2016 were 1,510,008 and with the addition of FYE 2017 amount of 410,505 the revised Development expenses since inception total 1,920,513. This significant expense represents over 62% of the loss since inception. As a result of more activity in the current year end, however, going forward this expense category will vary depending more on corporate capital raising activities and development than any other activity. Highlights from these investments in Development include:

●	Faster on boarding of members, Restaurants and Wineries. We expect to be able to on board 25,000 Restaurants in the coming year;

●	Expansion of food pairing options and updating recommendation engine delivers better curated wine suggestions. We expect this to continue to enhance our Patent Application. The PTO has scheduled our review in the fall of this year and there is no disclosed monetization plan for the IP at this time. Additional Social Network integrations are being completed such as LinkedIn with and anticipated access to over 10,000,000 new members;

●	Information and Insights have continued to develop our Digital Business, expected commercialization this coming year.

SALES & MARKETING EXPENSES: $269,496 costs were incurred in the year ended February 28, 2017. By comparison only $120,798 was incurred for previous fiscal period ended February 29, 2016 representing an increase of 123% over a year. As a result of more activity in the current year end, going forward these costs will increase commensurate with bringing in additional sales. We expect that these expenses will increase with the Plan of Operations. As part of the plan we expect to participate in various event that will promote VinCompass and provide updates on the strategies and progress of the Company. This information will also be found on our Investor Relations section of our website (http://www.vincompass.com/investor_relations)

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2017 - 2016 or from the date of inception.

Liquidity and Financial Condition

Working Capital

	At	At
	28-Feb-17	29-Feb-16
Current Assets	$13,952	$43,680
Current Liabilities	1,073,025	380,525
Working Capital Deficit	$(1,059,073)	$(336,845)

Cash Flows

	For the Year	For the Year
	Ended	Ended
	February 28, 2017	February 29, 2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(941,244)	(493,557)
Adjustments to reconcile net income loss to net cash used in operating activities:
Loss on common stock issued for settlement of note payable and accrued interest	-	26,653
Stock based Compensation	130,765	-
Amortization of debt discount	23,999	-
Loss on change in fair value of derivative liabilities	57,194	-
Changes in operating assets and liabilities:
Accounts payable to related party	56,739	74,959
Deferred payroll	120,000	96,000
Accounts Payable and accrued expenses	101,896	85,693
CASH FLOWS USED IN OPERATING ACTIVITIES:	(450,651)	(210,252)

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2017 - 2018. Management projects that we may require in excess $1,000,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$300,000
Sales & Marketing	300,000
Development program	250,000
Working Capital	125,000
Total	$975,000

Going Concern

As at February 28, 2017, we had a working capital deficit of $990,942. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities, loans from shareholders and related as well as non-related parties. We anticipate that we will not be able to satisfy any of these funding requirements internally until we significantly increase revenues.

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

Issued Accounting Pronouncements

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15”Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

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

ITEM 8. FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

Our audited financial statements for the fiscal year ending February 28, 2017, and February 29, 2016, immediately follow.

VinCompass Corporation

February 28, 2017 and February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Director and stockholders of VinCompass Corp.

795 Folsom Street, 1st floor

San Francisco, CA

We have audited the accompanying consolidated balance sheets of VinCompass Corp. and its subsidiary (collectively, the “Company”) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of operations, changes in stockholder’s deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VinCompass Corp. and its subsidiary as of February 28, 2017 and February 29, 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

Houston, Texas

June 13, 2017

VinCompass Corp.

Consolidated Balance Sheets

	28-Feb-17	29-Feb-16

ASSETS

Current Assets
Cash	$13,952	$43,680
Total Current Assets	13,952	43,680

TOTAL ASSETS	$13,952	$43,680

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$195,302	$93,406
Accounts payable to related party	131,698	74,959
Deferred Payroll	216,000	96,000
Short term debt -Related Party	157,583	116,160
Notes Payable, net of $73,251 discount as of February 28, 2017 and February 29, 2016	259,981	-
Derivative liabilities	112,461	-

Total Current Liabilities	1,073,025	380,525

Total Liabilities	$1,073,025	$380,525
Shareholder’s Deficit
Preferred Stock, $0.001 par value; 2,000,000 authorized; 42,000,000 shares issued and outstanding	$1,000	$1,000
Common Stock, $0.001 par value; 400,000,000 shares authorized; 47,079,718 and 43,702,017 Shares issued and outstanding, respectively	47,149	43,702
Additional Paid-in Capital	1,890,147	1,674,578
Accumulated Deficit	(2,997,369)	(2,056,125)

Total Stockholders’ Deficit	(1,059,073)	(336,845)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$13,952	$43,680

See accompanying notes to consolidated financial statements.

VinCompass Corp.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	02/29/2017	29-Feb-16

SG&A Expenses	$848,986	$464,634

Total Operating Expenses	$848,986	$464,634
Interest expense	35,064	2,270
Loss on settlement of note payable	-	26,653
Loss on derivative	57,194
Net Loss	$941,244	$493,557

Basic and diluted loss per share	(0.02)	(0.02)

Weighted Average number of shares outstanding – Basic and Diluted	44,169,944	28,218,021

See accompanying notes to consolidated financial statements.

VinCompass Corp.

Consolidated Statement of Cash Flows

	For the	For the
	Year Ended	Year Ended
	28-Feb-17	29-Feb-16
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(941,244)	$(493,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on common stock for settlement of note payable and accrued interest	-	26,653
Stock based compensation	130,765	-
Amortization of debt discount	23,999	-
Loss on change in fair value of derivative liabilities	57,194	-

Changes in operating assets and liabilities:
Accounts payable to related party	56,739	74,959
Deferred payroll	120,000	96,000
Accounts Payable and accrued expenses	101,896	85,693
CASH FLOWS USED IN OPERATING ACTIVITIES:	$(450,651)	$(210,252)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger		2,202
Proceeds from subscription received	-	25,000
CASH PROVIDED BY IN INVESTING ACTIVITIES	-	27,202
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from Related Party	96,663	116,160
Repayment part of Related Party debt	(55,240)	-
Proceeds on sale of common stock for cash	79,500	55,000
Proceeds from convertible note	300,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	$420,923	$171,160
NET CHANGE IN CASH	(29,728)	(11,890)
Cash at beginning of reporting period	43,680	55,570
Cash at end of reporting period	$13,952	$43,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Noncash financing transactions
Loss on common stock for settlement of note payable and accrued interest	-	106,614
Debt discount recognized from derivative liabilities	60,000	-
Common shares issued for conversion of convertible note	4,018	-
Release of derivative liabilities due to conversion of convertible debt	4,733	-

See accompanying notes to consolidated financial statements.

VINCOMPASS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock				Additional		Total Stockholders
	Shares	Par $0.001		Par $0.001	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
		$		$	$	$	$
Balances at February 28, 2015	-	-	26,000,000	26,000	1,617,138	(1,562,568)	80,570
Reverse Merger Adjustment	1,000,000	1,000	17,500,000	17,500	(130,625)		(112,125)
Shares issued for settlement of note payable and accrued interest	-	-	133,267	133	133,134		133,267
Shares issued to third party for cash	-	-	68,750	69	54,931		55,000
Net loss						(493,5578)	(493,559)
Balances at February 29, 2016	1,000,000	1,000	43,702,017	43,702	1,674,578	(2,056,125)	(336,845)
Shares issued to third party for compensation			3,254,979	3,255	127,510		130,765
Shares issued for conversion of Note			93,000	93	3,925		4,018
Shares issued to third party for cash			99,375	99	79,401		79,500
Derivative liabilities released due to conversion					4,733		4,733

Net loss						(941,244)	(941,244)
Balances at February 28, 2017	1,000,000	1,000	47,149,371	47,149	1,890,147	(2,997,369)	(1,059,073)

The Accompanying notes are an integral part of these consolidated financial statements

VINCOMPASS CORP.

Notes to the Consolidated Financial Statements

Note 1. General Organization and Business

On March 7, 2017, our Board approved and filed an Amended & Restated Articles of Incorporation with the Secretary of State of Wyoming whereby: the aggregate number of shares of all classes of capital stock which this Corporation shall have authority to issue is 1,000,000,000 shares, of which 40,000,000 shares shall be shares of preferred stock, par value of $.001 per share as described herein (“Preferred Stock”), and 960,000,000 shares shall be shares of common stock, par value of $.001 per share (“Common Stock”).

The Preferred Stock . Notwithstanding the designation of the class of Series A Preferred stock designated in Article XII, Series B Preferred stock designated in Article XIII, the designations, preferences, limitations, restrictions, and relative rights of any additional classes of Preferred Stock, and variations in the relative rights and preferences as between different series shall be established in accordance with the Wyoming Business Corporation Act by the board of directors of the Corporation (“Board of Directors”). Except for such voting powers with respect to the election of directors or other matters as may be stated in the resolutions of the Board of Directors creating any series of Preferred Stock, the holders of any such series shall have no voting power.

On May 8, 2017, the Board approved and filed an Amended & Restated Articles of Incorporation with the Secretary of State of Wyoming to: (i) increase our authorized common stock to 5,000,000,000 shares, of which 40,000,000 shares shall be shares of preferred stock, par value of $.001 per share as described herein (“Preferred Stock”), and 4,960,000,000 shares shall be shares of common stock, par value of $.001 per share (“Common Stock”).

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

Principles of Consolidation Policy

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include the accounts of VinCompass Corp, its wholly-owned subsidiaries and other entities in which VinCompass Corp has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of February 28, 2017, and February 29, 2016.

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

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Fair value of financial instruments

The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10-50-10, Financial Instruments—Overall—Disclosure, for disclosures about fair value of our financial instruments and ASC 820-10-35-37, Fair Value Measurement—Overall—Subsequent Measure—Fair Value Hierarchy, to measure the fair value of our financial instruments. ASC 820-10-35-37 establishes a framework for measuring fair value GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2017.

	Fair value measured at February 28, 2017
	Fair value at February 28, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$112,461	$-	$-	$112,461

Derivative Financial Instruments

Derivative liabilities are recognized in the balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. Since the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option met the criteria of a derivative liability. The estimated fair value of the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the statement of operations. As of February 28, 2017, the embedded conversion feature of $112,461 of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the statements of operations.

Note 3. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company had accumulated deficits of $2,997,369 at February 28, 2017 and $2,056,125 at February 29, 2016. It had net losses of $941,244 and $493,557 and for the years February 28, 2017 and February 29, 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4. Common Stock

During the year ended February 28, 2017, the Company issue 93,000 shares for conversion of notes payable and accrued interest, totaled $4,108. Furthermore, during the year, the Company issued 79,500 shares to third parties for cash investment of $93,430 in the Company. During the year 3,254,979 shares were issued in lieu of compensation of $130,765.

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

During the year ended February 28, 2016, the Company issue 133,267 shares for settlement of notes payable and accrued interest, totaled $106,614. The fair value of the shares is determined to be $133,267, using $1.00 per share, which is the previous common stock sold for cash price, resulting in a loss of $26,653 reflected in the Statement of Operations.

Furthermore, during the year ended February 28, 2016, the Company issued 68,750 shares to third parties for cash investment of $55,000 in the Company. These transactions took place at $0.80

Note 5. Related Party Transactions

As of February 28, 2017, the amounts due to the majority shareholder and a director totaled $157,583, and bear no interest and with no stated repayment terms; the Company recorded no imputed interest on these borrowings. There were borrowings from related party of $96,663 and payment of $55,240, (Balance of $116,160 as of February 29, 2016).

As of February 28, 2017, the Company accrued payroll expense of $216,000 ($96,000 as at February 29, 2016) and accrued rental and operating expenses of $131,698 ($74,959 as at February 29, 2016) due to the Company’s CEO.

Note 6. Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During the years ended February 28, 2017 and February 29, 2016, the Company incurred net losses, and therefore, had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately$872,980 and $466,904, respectively as of February 28, 2017 and February 29, 2016 and will expire in years 2020 through 2036.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its ability to be realized.

As of the years ended February 28, 2017 and February 29, 2016, deferred tax assets consisted of the following:

	2/28/2017	2/29/2016
Tax benefit at U.S. statutory rate	(418,666)	$163,416
Valuation allowance	(418,666)	(163,416)
	$-	$-

Note 7. Convertible notes.

The following table summarized the convertible notes as of February 28, 2017:

Note #	Loan date	Maturity Date	Convertible Date	Interest	Loan Principal	Original Issue Discount	Derivative discount	Discount Amortization	Net Balance end Feb 2017

1	7/7/2016	7/7/2017	1/7/2017	10%	29,482	(3,500)	(30,000)	11,176	7,158
2	8/15/2016	8/15/2017	2/15/2017	10%	33,500	(3,500)	(30,000)	4,044	4,044
3	9/28/2016	9/28/2017	3/28/2017	10%	73,500	(8,500)		3,563	68,563
4	10/20/2016	10/20/2019	4/20/2017	0%	60,000	(10,000)		1,196	51,196
5	10/28/2016	7/28/2017	4/28/2017	10%	78,780	(8,780)		3,956	73,956
6	2/22/2017	11/30/2017	11/1/2017	10%	58,000	(3,000)		64	55,064
					333,262	(37,280)	(60,000)	23,999	259,981

These notes become convertible six months after the dates of agreement at variable conversion prices.

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

On July 7, 2016, the Company issued a Convertible Promissory Note. The principal amount of the loan is $33,500 with an original issue discount of $3,500. The note bears interest at a rate of 10% per annum, is unsecured and becomes due and payable with accrued interest on July 7, 2017. Note provider has the option to convert the note plus accrued interest into shares of the Company’s common stock after six months, at a price of 58% (42% discount) of the average of the lowest three trading prices for the previous 20 days prior to the conversion date. On January 7, 2017, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $41,473 based on the Black Scholes Merton pricing model, a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the remaining term of the note and a loss on the issuance of convertible debt of $11,473. On January 20, 2017, the Company converted $4,018 of principal into 93,000 shares of common stock. The fair value of the derivative liability associated with the converted principal is determined to be $4,733, and is re-classed from liability to equity. As of February 28, 2017, the Company fair valued the derivative at $48,943 resulting in a loss on the change in the fair value of $12,203. In addition, total of $11,176 of the debt discount has been amortized to interest expense. As of February 28, 2017 there is $29,482 of principal due on this note.

On August 15, 2016, the Company issued a Convertible Promissory Note. The principal amount of the loan is $33,500 with an original issue discount of $3,500. The note bears interest at a rate of 10% per annum, is unsecured and becomes due and payable with accrued interest on August 15, 2017. Note provider has the option to convert the note plus accrued interest into shares of the Company’s common stock after six months, at a price of 58% (42% discount) of the average of the lowest three trading prices for the previous 20 days prior to the conversion date. On February 15, 2017, the company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $45,032 based on the Black Scholes Merton pricing model, a corresponding debt discount of $30,000 to be amortized utilizing the interest method of accretion over the remaining term of the note and a loss on the issuance of convertible debt of $15,032. As of February 28, 2017, the Company fair valued the derivative at $63,518 resulting in a loss on the change in the fair value of $18,486. In addition, total of $4,044 of the debt discount has been amortized to interest expense. As of February 28, 2017 there is $33,500 of principal due on this note.

A summary of the activity of the derivative liability for the year ended February 28, 2017 is as follows:

Balance at February 29, 2016	$-
Addition of derivative as a debt discount	60,000
Decrease to derivative due to conversions	(4,733)
Derivative loss due to mark to market adjustment	57,194
Balance at February 28, 2017	$112,461

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the year ended February 28, 2017 is as follows:

Date of valuation	February 28, 2017	Inception

Volatility (annual)	308% - 315%	247% - 255%
Risk-free rate	.61% - .69%	.61% - .67%
Years to maturity	.35 - .46	.5

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2017.

	Fair value measured at February 28, 2017
	Fair value at February 28, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$112,461	$-	$-	$112,461

Note 8. Subsequent Events.

On March 7, 2017, the Board approved and filed an Amended & Restated Articles of Incorporation with the Secretary of State of Wyoming whereby: the aggregate number of shares of all classes of capital stock which this Corporation shall have authority to issue is 1,000,000,000 shares, of which 40,000,000 shares shall be shares of preferred stock, par value of $.001 per share as described herein (“Preferred Stock”), and 960,000,000 shares shall be shares of common stock, par value of $.001 per share (“Common Stock”).

Notwithstanding the designation of the class of Series A Preferred stock designated in Article XII, Series B Preferred stock designated in Article XIII, the designations, preferences, limitations, restrictions, and relative rights of any additional classes of Preferred Stock, and variations in the relative rights and preferences as between different series shall be established in accordance with the Wyoming Business Corporation Act by the board of directors of the Corporation (“Board of Directors”). Except for such voting powers with respect to the election of directors or other matters as may be stated in the resolutions of the Board of Directors creating any series of Preferred Stock, the holders of any such series shall have no voting power.

On May 8, 2017, the Board approved and filed an Amended & Restated Articles of Incorporation with the Secretary of State of Wyoming to: (i) increase our authorized common stock to 5,000,000,000 shares, of which 40,000,000 shares shall be shares of preferred stock, par value of $.001 per share as described herein (“Preferred Stock”), and 4, 960,000,000 shares shall be shares of common stock, par value of $.001 per share (“Common Stock”).

Between March 21, 2017 and May 22, 2017 the Company executed 4 Convertible Notes totaling $173,850.00. The notes bear an interest rate of 10.0% per annum and are due between January 15, 2018 and April 5, 2018

The Company has also issued 97, 173, 404 shares from Convertible Note conversions since the period ended February 28, 2017

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

As of February 29, 2016, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this, our chief financial and chief executive officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended February 28, 2017, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.	As of February 28, 2017, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of February 28, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of February 28, 2017, the Company did not have a robust financial consolidation system throughout the period and as a result, adjustments were required in order to produce financial statements for external reporting purposes. Also, the Company did not segregate certain accounting duties due to the small size of its accounting staff.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2017, based on the criteria established in Internal Control-Integrated Framework under COSO.

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

Name	Position Held	Age	Date First Elected
	Chief Executive Officer
Peter Lachapelle	Secretary, Treasurer	56	November 25, 2015
	Chief Financial Officer
Mike Profita Ken Bado	Director Director Director	61 62	July 11, 2016 February 16, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Peter Lachapelle, 56, is the Founder and CEO of VinCompass. In Lachapelle’ s 25 plus years of industry experience, prior to founding VinCompass, he was a Vice President and Special Advisor at IHS Inc. (IHS – NYSE). This role involved providing solutions to complex customer business problems within the IHS Product Life Cycle and Environment domains. IHS, Inc. provided critical information / insights, decision- support tools, and related services. During this time Peter also functioned as the Executive Sponsor of REACH Compliance Solutions.

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

Mr. Michael J. Profita, 61, with over 30 years in high tech industries, Mr. Profita has a broad range of experience in both public and venture backed companies. Mr. Profita is a Partner in Momentum Capital and serves as Chief Executive Officer at Affluence Corp., Chief Financial Officer at Advizor Solutions, Inc., and Chief Financial Officer at Naerodynamics, Inc. Prior highlights of his career include EVP and CFO at Apropos Technology (APRS-NASDAQ) where he led their $100MM IPO. Additionally, Mr. Profita was president of thincSoft LLC and led the company from inception to exit. Mr. Profita is a frequent guest lecturer at Northwestern University and Marquette University and was named one of the top dealmakers in Chicago. Mr. Profita holds a MM in management from the University of Chicago, an MBA in Finance from Loyola University of Chicago and a B.S. in Economics and Finance from Marquette University.

Mr. George M. Bado, 62, known as “Ken”, is a turnaround expert, angel investor and board member with a consistent record of executing hyper growth for software companies and monetizing technology by solving their customer's critical business problems. Mr. Badois the Chief Executive Officer of GMB Consulting LLC.

Prior career highlights for Mr. Bado include: Chief Executive Officer and President at MarkLogic Corporation, a Big Data company in the Bay Area, as well as Executive Vice President of Autodesk (ADSK-NASDAQ) where he led the growth from $800 million to over $2 billion in 6 years. Mr. Bado has a proven track record in leading P&Ls including sales/marketing and services. Additionally, Mr Bado is an active board member on “Airex Inc” and non-profit “Voices of Hope for Aphasia”.

Mr. Bado holds a Bachelor's degree from Bethany College in West Virginia.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with , with the exception of the following:

	Number of Late	Number of Transactions Not		Failure to File
Name	Reports	Reported on a Timely Basis		Required Forms
Peter Lachapelle	0	1	(1)	0
Ken Bado	0	1	(1)	0
Mike Profita	0	1	(1)	0

(1) Peter Lachapelle, Ken Bado and Mike Profita filed a Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

Web Site

The Company maintains its Web site at “www.VinCompass.com” and has an e-mail address at “Peter@VinCompass.com”.

ITEM 11. EXECUTIVE COMPENSATION

(a)	General

The particulars of the compensation paid to the following person:

●	our principal executive officer whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2017, and February 29, 2016.

(b)	Summary Compensation Table

						Options
	Fiscal					Awards
	Year End					(Value
Name and	Feb. 29			Stock	Securities	of Options)
Principal	or			Awards	Underlying	($)	Total
Position	28	Salary	Bonus	($)	Options	(5)	Compensation
Peter Lachapelle – Pres. & Director	2017	$120,000	$0	$0	Nil	$0	$120,000
Peter Lachapelle – Pres. & Director	2016	$96,000	$0	$0	Nil	$0	$96,000

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Peter Lachapelle (3) 795 Folsom Street, 1st Floor San Francisco, CA 94107	Common	18,000,000	40.9%

George M. Bado (Ken) (4) 1825 Hackett Creek Drive McKinney, TX 75070	Common	575,000	.013%

Mike Profita (5) Blair House Upper O’Connel Street Ennis Clare, Ireland	Common	375,000	.008%

All Officers and Directors as a Group (3 Persons)	Common	18,950,000	43.09%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 43,972,313 issued and outstanding shares of common stock as of February 28, 2017.

(3) (4) (5)

Mr. Lachapelle is the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

Mr. Bado is a member of the Board of Directors.

Mr. Profita is a member of the Board of Directors.

Equity Compensation Plans

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Changes in Control

There are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INEPSENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended on February 28, 2017, in which the amount involved in the transaction exceeded or exceeds one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVIVES

The aggregate fees billed for the most recently completed fiscal year ended February 28, 2017, and for fiscal year ended February 29, 2016, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 28, 2017	February 29, 2016
Audit Fees	$20,500	$8,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$20,500	$8,000

Audit-Related Fees: The aggregate fees billed for the fiscal year ending on February 28, 2017, for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on January 20, 2010, to February 28, 2017, the amount was $0.

Tax Fees: The aggregate fees billed for the fiscal years ended February 28, 2017, and February 29, 2016 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on January 20, 2010, to February 28, 2017, the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal years ended February 28, 2017, and February 29, 2016, for products and services provided by the principal accountant other than the services reported above was $0 and for the period from inception on January 20, 2010, to February 29, 2016, the amount was approximately $0.

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

99.2 *	Code of Business Conduct and Ethics and Compliance Program

(31)	Section 302 Certification
31.1	Section 302 Certification - Certification of Peter Lachapelle as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Section 302 Certification - Certification of Peter Lachapelle as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1	Section 906 Certification - Certification of Peter Lachapelle as Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 906 Certification - Certification of Peter Lachapelle as Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

●	Filed herewith
●	* Incorporated by reference to S-1 Registration Statement filed on May 14, 2010
●	** Incorporated by reference to S-1/A registration statement filed on June 13, 2014
●	*** Incorporated by reference to Form 10K filed on April 29, 2014 **** Incorporated by reference to Form 8K filed on January 14, 2016

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

Date: June 13, 2017

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

Date: June 13, 2017

