Form 10-Q
period 2017-05-31
VinCompass Corp.
filed 2017-07-21
CIK 1490949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

[X]Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of July 21, 2017, there were 261,802,775 common shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VinCompass Corp.

Consolidated Balance Sheets

(Unaudited)

	31-May-17	28-Feb-17
ASSETS

Current Assets:
Cash	$29,279	$13,952
Total Current Assets	29,279	13,952

TOTAL ASSETS	$29,279	$13,952

LIABILITIES & STOCKHOLDER’S DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$178,789	$195,302
Accrued payroll	206,000	216,000
Accounts Payable to related parties	325,781	289,281
Convertible notes payable, net of discount of $81,530 and $73,281, respectively	285,803	259,981
Derivative liability	202,966	112,461
Total Current Liabilities	1,199,339	1,073,025

Total Liabilities	$1,199,339	$1,073,025

Stockholders’ Deficit:
Series A Preferred Stock, $0.001 par value; 20,000,000 and 2,000,000 authorized; 5,000,000 and 1,000,000 shares issued and outstanding, respectively	$5,000	$1,000
Series B Preferred Stock, $0.50 par value; 20,000,000 and 0 authorized; 0 shares issued and outstanding, respectively	$-	$-
Common Stock, $0.001 par value; 4,960,000,000 and 400,000,000 shares authorized; 147,322,775 and 47,079,718 shares issued and outstanding, respectively	147,322	47,149
Additional Paid-in Capital	2,554,924	1,890,147
Accumulated Deficit	(3,877,306)	(2,997,369)

Total Stockholders’ Deficit	(1,170,060)	(1,059,073)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$29,279	$13,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VinCompass Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended May 31,
	2017	2016
Operating Expenses:
General and administrative	339,878	147,111
Total Operating Expenses	339,878	147,111

Loss from operations	(339,878)	(147,111)

Other Expenses:
Interest expense	(202,709)	(7,949)
Loss on derivative	(337,350)	-
Total other expense	(540,059)	(7,949)

Net loss	$(879,937)	$(155,060)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	69,043,891	43,702,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VinCompass Corp.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended May 31,
	2017	2016
Cash flow from operating activities:
Net loss	$(879,937)	$(155,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	149,900	31,250
Amortization of debt discount	193,571	-
Loss on derivative liabilities	337,350	-

Changes in operating assets and liabilities:
Accounts payable to related party	36,500	21,170
Accrued payroll	30,000	30,000
Accounts payable and accrued expenses	(9,057)	31,134
Net cash used in operating activities	(141,673)	(41,506)

Cash flows from financing activities:
Proceeds from convertible debt	157,000	-
Net cash provided by financing activities	$157,000	$-

Net decrease in cash	15,327	(41,506)
Cash at beginning of period	13,952	43,680
Cash at end of period	$29,279	$2,174

Supplemental disclosure of noncash activities:
Settlement of deferred payroll by issuance of Preferred stock	$40,000	$-
Debt discount recognized from derivative liabilities	$185,000	$-
Release of derivative liabilities due to conversion of convertible debt	$431,845	$-
Common shares issued for conversion of convertible note	$147,205	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VINCOMPASS CORP.

Notes to the Consolidated Financial Statements

May 31, 2017

(Unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

VinCompass Corp. (Formerly known as Tiger Jiujiang Mining, Inc.), entered into a Share Exchange Agreement with VinCompass®, whereby VinCompass Corp. exchanged 60% of its outstanding shares of common stock for 100% of the outstanding shares of VinCompass® common stock. As of the closing date, VinCompass® will operate as a wholly owned subsidiary of VinCompass Corp.

On March 7, 2017, the Board approved and filed an Amended & Restated Articles of Incorporation with the Secretary of State of Wyoming whereby: the aggregate number of shares of all classes of capital stock which this Corporation shall have authority to issue is 1,000,000,000 shares, of which 20,000,000 shares shall be shares of Series A Preferred Stock shall have 100:1 voting rights, and a conversion right of 10:1 to common stock which may or may not be converted in the future, par value of $.001 per share and of which 20,000,000 shares shall be shares of Series B Preferred Stock shall have no voting rights (unless converted), and a conversion right into common shares of stock at a variable conversion rate (“Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the Market Price (as defined herein)(representing a discount rate of 50%) which may or may not be converted in the future, par value of $0.50 per share as described herein (“Preferred Stock”), and 960,000,000 shares shall be shares of common stock, par value of $.001 per share (“Common Stock”).

On May 8, 2017, the Board approved and filed an Amended & Restated Articles of Incorporation with the Secretary of State of Wyoming to: (i) increase our authorized common stock to 5,000,000,000 shares, of which 20,000,000 shares shall be shares of Series A preferred Stock shall have 100:1 voting rights, and a conversion right of 10:1 to common stock which may or may not be converted in the future, par value of $.001 per share and of which 20,000,000 shares shall be shares of Series B Preferred Stock shall have no voting rights (unless converted), and a conversion right into common shares of stock at a variable conversion rate (“Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the Market Price (as defined herein)(representing a discount rate of 50%) which may or may not be converted in the future, par value of $0.50 per share as described herein (“Preferred Stock”), and 4,960,000,000 shares shall be shares of common stock, par value of $.001 per share (“Common Stock ”).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of VinCompass Corp have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ended February 28, 2018. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended February 28, 2017 as reported on Form 10-K have been omitted.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had no revenue to dare, has an accumulated deficit of $3,877,306 as of May 31, 2017 and a net loss of $879,937 for the three months ended May 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

On March 7, 2017, the Board approved and filed an Amended & Restated Articles of Incorporation with the Secretary of State of Wyoming whereby: the aggregate number of shares of all classes of capital stock which this Corporation shall have authority to issue is 1,000,000,000 shares, of which 20,000,000 shares shall be shares of Series A Preferred Stock shall have 100:1 voting rights, and a conversion right of 10:1 to common stock which may or may not be converted in the future, par value of $.001 per share and of which 20,000,000 shares shall be shares of Series B Preferred Stock shall have no voting rights (unless converted), and a conversion right into common shares of stock at a variable conversion rate (“Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the Market Price (as defined herein)(representing a discount rate of 50%) which may or may not be converted in the future, par value of $0.50 per share as described herein (“Preferred Stock”), and 960,000,000 shares shall be shares of common stock, par value of $.001 per share (“Common Stock”).

On May 8, 2017, the Board approved and filed an Amended & Restated Articles of Incorporation with the Secretary of State of Wyoming to: (i) increase our authorized common stock to 5,000,000,000 shares, of which 20,000,000 shares shall be shares of Series A Preferred Stock shall have 100:1 voting rights, and a conversion right of 10:1 to common stock which may or may not be converted in the future, par value of $.001 per share and of which 20,000,000 shares shall be shares of Series B Preferred Stock shall have no voting rights (unless converted), and a conversion right into common shares of stock at a variable conversion rate (“Variable Conversion Price”). The Variable Conversion Price shall mean 50% multiplied by the Market Price (as defined herein)(representing a discount rate of 50%) which may or may not be converted in the future, par value of $0.50 per share as described herein (“Preferred Stock”), and 4,960,000,000 shares shall be shares of common stock, par value of $.001 per share (“Common Stock ”).

During the three months ended May 31, 2017, the Company issued 9,000,000 shares for services to third parties. The fair value of the shares is determined to be $9,900 using the market price upon issuance.

During the three months ended May 31, 2017, the Company issued 91,173,404 shares for converted debt principal of $139,749 and accrued interest of $7,456.

During the three months ended May 31, 2017, the Company issued 4,000,000 shares of preferred stock to settle $40,000 accrued payroll due to the CEO see note 5. The Series A Preferred Stock shall have 100:1 voting rights, and a conversion right of 10:1 to common stock which may or may not be converted in the future. The fair value of the shares is determined to be $180,000 using the weighted-average stock price during three months ended May 31, 2017 while the par value of $0.001 of the shares for $40,000. The surplus of $140,000 is recorded as stock based compensation expense.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of May 31, 2017, the amounts due to the majority shareholder and a director bear no interest and with no stated repayment terms totaled $325,781 ($289,281 as at February 28, 2017) arose from payments made on behalf of the Company, including by private credit card.

As of May 31, 2017, the Company had an accrued payroll expense of $206,000 ($216,000 as at February 28, 2017), after converting $40,000 of the amount owed into 4,000,000 Preference Shares see Note 4. Of the total amount owed to Related Parties, the CEO is owed $511,781 for the period ending May 31, 2017 compared to $495,281 ending February 28, 2017.

	May 31, 2017	February 28, 2017
Accrued payroll	$206,000	$216,000
Accounts payable to related parties	325,781	289,281
	$531,781	$505,281

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the three months ended May 31, 2017, the Company executed four Convertible Promissory Notes totaling $173,850 for proceeds of $157,000. Three of the notes bear an interest rate of 10% and one at 8% per annum and are due between January 15, 2018 and March 28, 2018. During the three months ended May31, 2017, there are $193,571 debt discount amortized into interest expense for the convertible notes below.

The following table summarizes the convertible notes as of May 31, 2017:

Note #	Date	Maturity Date	Convertible Date	Interest	Balance of Loan	Debt Discount	Net Balance May 31, 2017

1	8/15/2016	8/15/2017	2/15/2017	10%	$21,792	$(5,789)	$16,003
2	9/28/2016	9/28/2017	3/28/2017	10%	47,392	(24,837)	22,555
3	10/28/2016	7/28/2017	4/26/2017	10%	66,299	(34,433)	31,866
4	2/22/2017	11/30/2017	8/15/2017	10%	58,000	(1,954)	56,046
5	3/15/2017	3/15/2018	9/11/2017	10%	37,000	(4,262)	32,738
6	3/28/2017	3/28/2018	9/24/2017	8%	45,850	(4,823)	41,027
7	4/10/2017	1/15/2018	10/7/2017	10%	38,000	(2,556)	35,444
8	5/16/2017	2/25/2018	11/12/2017	10%	53,000	(2,876)	50,124
					$367,333	$(81,530)	$285,803

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

Convertible note holders have the option to convert the note plus accrued interest into shares of the Company’s common stock after six months, at a certain discount of the average of the lowest trading prices for the previous 20 days prior to the conversion date. The Company determined the embedded conversion feature as a derivative liability, and recorded at fair value as of May 31, 2017.

A summary of the activity of the derivative liability for the period ended May 31, 2017 is as follows:

Balance at February 28, 2017	$112,461
Addition of derivative as a debt discount	185,000
Addition of derivative as day 1 loss	318,217
Decrease due to debt conversion	(431,845)
Change in Fair Value	19,133
Balance at May 31, 2017	$202,966

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the quarter ended May 31, 2017 is as follows:

Date of valuation	May 31, 2017	Inception
Volatility (annual)	396% - 417%	247% - 255%
Risk-free rate	.92% - 1.38%	.61% - .67%
Years to maturity	.25 –.33	.5

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2017.

	Fair value measured at May 31, 2017
	Fair value at May 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$202,966	$-	$-	$202,966

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist other than the following.

Since the period ending May 31, 2017 the Company executed a Promissory Notes totaling $11,000.00 on July 11, 2017. The note bears an interest rate of 10.0% per annum and is due January 11, 2018

The Company has also issued 114,480,000 shares from Convertible Note conversions since the period ended May 31, 2017.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION FOR THE THREE-MONTH PERIOD ENDING MAY 31, 2017, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN OUR ANNUAL REPORT FILED ON FORM 10-K ON MAY 31, 2017.

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

On November 22, 2015, the Company, then under the name Tiger Jiujiang Mining, Inc., a Wyoming corporation (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with VinCompass Corp., a California corporation (“VinCompass”), the shareholders of VinCompass® (the “VinCompass Shareholders”), and the controlling stockholders of the Company (by unanimous vote) (the “Tiger Controlling Stockholders”). Pursuant to the Share Exchange Agreement, the Company acquired 5,200,000 (100%) shares of common stock of VinCompass® from the VinCompass® Shareholders (the “VinCompass Shares”) and in exchange issued 26,000,000 (59.77%) restricted shares of its common stock to the VinCompass® Shareholders (the “Tiger Shares”). As a result of the Share Exchange Agreement, VinCompass became a wholly-owned subsidiary of the Company upon closing and the Company now carries on the business of VinCompass® as its primary business. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The closing of the Share Exchange Agreement (the “Closing”) occurred on January 14, 2016 (the “Closing Date”).

As a result of the Share Exchange Agreement:

(a) each outstanding VinCompass® Share was cancelled, extinguished and converted into and became the right to receive a pro rata portion of the Tiger Shares which equaled the number of VinCompass Shares held by each VinCompass® Shareholder multiplied by the exchange ratio of 5(the “Exchange Ratio”). Based on the Exchange Ratio, as a result of the Share Exchange Agreement, the VinCompass Shareholders own a total of 26,000,000 restricted shares of common stock of the Company; and

(b) Pursuant to the Share Exchange Agreement, Ya-Ping irrevocably canceled a total of 25,000,000 restricted shares of common stock of the Company.

As a result of the Share Exchange Agreement, the VinCompass Shareholders own a total of 26,000,000 restricted shares of the Company, which represents 59.77% of our issued and outstanding shares of common stock. The Share Exchange Agreement is being accounted for as a “reverse acquisition,” as the VinCompass® Shareholders own a majority of the outstanding shares of the Company’s capital stock immediately following the Closing of the Share Exchange Agreement. Accordingly, VinCompass® is deemed to be the acquirer in the reverse acquisition. After the Closing of the Share Exchange Agreement, the Board of Directors and management of the Company are comprised of VinCompass’s management team and the operations of VinCompass® are the continuing operations of the Company.

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

For vineyards, it can be difficult and expensive to reach would-be customers. Unlike wine superstores who fail to connect boutique growers with the palate of discriminating drinkers, VinCompass® employs a unique, patent-pending “VinPrint”® to create a digital blue print of an individual’s’ wine preferences and then match those preferences with an inventory of more than 1 million wines and the wine lists of more than 10,000 restaurants. VinCompass® creates a personalized one-to-one relationship with life-long customers that growers otherwise would not otherwise be able to establish and cultivate to scale.

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

Results of Operation for the Three Months Ended May 31, 2017 and 2016

The Company had net losses of $879,937 for the three months ended May 31, 2017 and a net loss of $155,060 for the equivalent quarter ended May 31, 2016. The costs can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity and capital-raising.

	For the three months ended May 31,
	2017	2016
Development	$79,978	$39,530
Sales and Marketing	46,518	31,243
Professional Fees	39,711	37,034
Other General & Administrative Expenses	173,671	39,304
Total Operating Expenses	339,878	147,111

Interest expense	202,709	7,949
Loss on derivative	337,350	-
Net Loss	$879,937	$155,060

Development expenses relate to product development, salaries and consulting fees, which have increased in the current quarter to $79,978 over last year’s comparative of $39,530 representing an increase of 102% .

Sales & Marketing relate to advertising, promotion, salaries & travel expenses was $46,518 for the three months ended May 31, 2017 compared to $31,243 for May 31, 2016 representing an increase of 48% .

Other General & Administrative expenses includes all other expenses including legal accounting, audit fees, office expenses, rent and car allowance was $173,671 for the three months ended May 31, 2017 compared to $39,304 for May 31, 2016. Adjusting for the surplus of $140,000 recorded as stock based compensation expense which may or may not be converted in the future (see Note 4) 33, 671 for the three months ended May 31, 2017 compared to $39,304 for May 31, 2016 representing an relative decrease of 15% .

Interest expense includes interest on convertible notes, amortization of debt discount and cost of finance amounting to $202,709 a substantial increased over last years comparative of $7,949. The Interest Expense of $202,709 was composed primarily of non cash Debt Discount Amortization of $193,571 for the convertible notes, resulting from raising finance through convertible notes, see Note 6.

Plan of Operation

As of May 31, 2017 and February 28, 2017, we had a deficit of $1,170,060 and $1,059,073 in working capital.

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

Presently, we have not generated any revenues to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2017-2018. Management projects that we will require a total of up to $975,000 to fund ongoing operating expenses and working capital requirements. We continue to have term sheet negotiations with various third-party Family Offices, Financial Institutions and Private Individuals. The Company’s operating plan proposes a minimum capital injection of $1,000,000 for the year ending February 2018, and is also evaluating all equity and debt financing options; and/or a registration statement for up to $5,000,000. The additional new capital will be used for go to market, accelerate monetization such as the Digital Information and Insight business as well as increasing working capital.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended February 28, 2017, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our former independent auditors. Our issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

As of end of the last quarter on May 31, 2017, we have yet to generate any revenues from operations.

As of May 31, 2017, our total assets, consisting entirely of cash, amounted to $29,279 while total current liabilities were $1,199,339. Our working capital deficit was $1,170,060 as of May 31, 2017. The comparative figures as of the year ended February 28, 2017 were $13, 952, $1,073,025 and $1,059,073 respectively.

Net Cash Used in Operating Activities

During the three-month period ended May 31, 2017, $141,673 in cash was used for operating activities as compared to $41,506 used in the three- months ended May 31, 2016.

Cash Flow from Investing Activities

There was no investing activity for the three months ended May 31, 2017 and 2016.

Cash Flow from Financing Activities

During the thee-month periods ended May 31, 2017 and 2016, the Company had $157,000 and $0 respectively, in cash provided by financing activities.

Other

During the quarter ended May 31, 2017, the Company allocated 9,000,000 shares, to be issued in lieu of fees paid to third parties. The fair value of the shares is determined to be $9,900 using $0.001 per share, which represent the market price at the grant date. In addition third party convertible note holders converted $147,205 of notes into 91,173,404 shares, at various dates during the three month and at various prices, such issuances were approved by the board.

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

On July 12, 2017, the Company filed a lawsuit against Ya-Ping Chang for Breach of Contract, Fraud, and Civil Conspiracy to Defraud the Shareholders of VinCompass. On June 23, 2017, Ya-Ping Chang fraudulently obtained new EDGAR codes and falsely filed an 8-K, stating she was the majority shareholder of the Company claiming to be the new executive officer, and attempted to remove our Chairman, CEO and true majority shareholder, Peter Lachapelle, from all corporate offices. On July 14, 2017, the Company was heard on an emergency basis ex parte hearing in San Diego Superior Court and obtained a Restraining Order against Defendant Chang, restraining Defendant Chang from having any access to the Company. Defendant Chang’s counsel was present. The Company intends on pursuing any and all legal remedies available against Defendant Chang.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2017:

During the quarter ended May 31, 2017, the Company allocated 9,000,000 shares, to be issued in lieu of fees paid to third parties. The fair value of the shares is determined to be $9,900 using $0.001 per share, which represent the market price at May 31, 2017. In addition third party convertible note holders converted $147,205 of notes into 91,173,404 shares, at various dates during the three month and at various prices, such issues were approved by the board.

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

VINCOMPASS CORP.

Date: July 21, 2017	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 21, 2017	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

