Form 10-Q
period 2017-08-31
VinCompass Corp.
filed 2017-10-23
CIK 1490949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

[X]Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [  ] No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

[  ] Yes [X] No

As of October 10, 2017, there were 1,381,335,960 common shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VinCompass Corp.

Consolidated Balance Sheets

(Unaudited)

	August 31, 2017	February 28, 2017
ASSETS

Current Assets:
Cash	$775	$13,952
Total Current Assets	775	13,952

TOTAL ASSETS	$775	$13,952

LIABILITIES & STOCKHOLDER’S DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$244,667	$195,302
Accrued payroll	206,000	216,000
Accounts Payable to related parties	361,611	289,281
Convertible notes payable, net of unamortized discount of $62,772 and $73,281, respectively	283,944	259,981
Derivative liability	259,823	112,461
Total Current Liabilities	1,356,045	1,073,025

Total Liabilities	$1,356,045	$1,073,025

Stockholders’ Deficit:
Series A Preferred Stock, $0.001 par value; 40,000,000 and 2,000,000 shares authorized; 5,000,000 and 1,000,000 shares issued and outstanding, respectively	$5,000	$1,000
Series B Preferred Stock, $0.50 par value; 40,000,000 and 0 shares authorized; no shares issued and outstanding	-	-
Series C Preferred Stock, $0.001 par value; 20,000,000 and 0 shares authorized; 10,000,000 and 0 shares issued and outstanding	10,000	-
Common Stock, $0.001 par value; 9,900,000,000 and 400,000,000 shares authorized; 583,876,061 and 47,149,371 shares issued and outstanding, respectively	583,875	47,149
Additional Paid-in Capital	2,482,455	1,890,147
Accumulated Deficit	(4,436,600)	(2,997,369)

Total Stockholders’ Deficit	(1,355,270)	(1,059,073)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$775	$13,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VinCompass Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2017	2016	2017	2016

General & administrative expenses	$230,385	$204,057	$570,263	$359,117
Total operating expenses	230,385	204,057	570,263	359,117

Loss from operations	(230,385)	(204,057)	(570,263)	(359,117)

Other expense:
Interest expense	(76,475)	(7,670)	(279,184)	(7,670)
Loss on derivative	(252,434)	-	(589,784)	-
Total other expense	(328,909)	(7,670)	(868,968)	(7,670)
Net loss	$(559,294)	$(211,727)	$(1,439,231)	$(366,787)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average shares	278,697,179	43,772,368	173,919,448	43,737,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VinCompass Corp.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended August 31,
	2017	2016
Cash flow from operating activities:
Net loss	$(1,439,231)	$(366,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	172,400	85,760
Amortization of debt discount	270,179	7,000
Fees added to convertible note principal	6,000	-
Loss on derivative liabilities	589,784	-
Changes in operating assets and liabilities:
Accounts payable to related party	72,330	37,307
Accrued payroll	60,000	60,000
Accounts payable and accrued expenses	61,711	(18,969)
Net cash used in operating activities	(206,827)	(195,689)

Cash flows from financing activities:
Proceeds from convertible debt, net of OID	193,650	60,000
Borrowings from related party	-	42,183
Repayment of related party debt	-	(1,000)
Proceeds from the sale of common stock	-	79,500
Net cash provided by financing activities	$193,650	$180,683

Net decrease in cash	(13,177)	(15,006)
Cash at beginning of period	13,952	43,680
Cash at end of period	$775	$28,674

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of noncash activities:
Settlement of deferred payroll by issuance of Series C Preferred stock	$30,000	$-
Settlement of deferred payroll by issuance of Series A Preferred stock	$40,000	$-
Release of derivative liabilities due to conversion of convertible debt	$682,422	$-
Debt discount recognized from derivative liabilities	$240,000	$-
Common shares issued for conversion of convertible note	$218,212	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VINCOMPASS CORP.

Notes to the Consolidated Financial Statements

August 31, 2017

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

On August 2, 2017, the Board approved and filed an Amended & Restated Articles of Incorporation with the Secretary of State of Wyoming whereby: the aggregate number of shares of all classes of capital stock which this Corporation shall have authority to issue is 10,000,000,000 shares, of which 100,000,000 shares shall be shares of preferred stock as described herein (“Preferred Stock”), and 9,900,000,000 shares shall be shares of common stock, par value of $.001 per share (“Common Stock”).

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had no revenue to date, has an accumulated deficit of $4,436,600 as of August 31, 2017 and a net loss of $1,439,231 for the six months ended August 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – COMMON STOCK

On August 2, 2017, the Board approved and filed an Amended & Restated Articles of Incorporation with the Secretary of State of Wyoming whereby: the aggregate number of shares of all classes of capital stock which this Corporation shall have authority to issue is 10,000,000,000 shares, of which 100,000,000 shares shall be shares of preferred stock as described herein (“Preferred Stock”), and 9,900,000,000 shares shall be shares of common stock, par value of $.001 per share (“Common Stock”).

During the three months ended May 31, 2017, the Company issued 9,000,000 shares of common stock for services to third parties. The shares were issued at $0.0011 based on the closing price on the date of grant for total non-cash expense of $9,900.

During the three months ended May 31, 2017, the Company issued 91,173,404 shares of common stock for conversion of principal of $139,749 and accrued interest of $7,456.

During the three months ended August 31, 2017, the Company issued 75,000,000 shares of common stock for services to third parties. The shares were issued at $0.0003 based on the closing price on the date of grant for total non- cash expense of $22,500.

During the three months ended August 31, 2017, the Company issued 361,553,286 shares of common stock for conversion of principal of $66,117 and accrued interest of $4,890.

NOTE 5 – PREFERRED STOCK

Series A

Series A Preferred Stock consists of 40,000,000 shares, par value $0.001. Series A stock shall have 100:1 voting rights, no conversion rights, and no redemption rights. The Series A holders are entitled to dividends if declared and have no liquidation preferences.

During the three months ended May 31, 2017, the Company issued 4,000,000 shares of Series A preferred stock to settle $40,000 of accrued payroll due to the CEO. The fair value of the shares is determined to be $180,000 using the weighted-average stock price during the three months ended May 31, 2017. The surplus of $140,000 is recorded as stock based compensation expense.

Series B

Series B Preferred Stock consists of 40,000,000 shares, par value $0.50. Series B stock has no voting rights and is convertible into common stock at a 50% discount to the average of the lowest three trades in the previous ten days before conversion. There are no redemption rights and no liquidation preferences. The Series B holders are entitled to dividends if declared

Series C

Series C Preferred Stock consists of 20,000,000 shares, par value $0.001. Series C stock shall have 1,000:1 voting rights and is convertible into common stock at one for ten shares of common. There are no redemption rights and no liquidation preferences. The Series C holders are entitled to dividends if declared

On August 31, 2017, the Company issued 10,000,000 shares of Series C preferred stock to settle $30,000 of accrued payroll due to the CEO. The shares were valued using the closing price of the common stock on August 31, 2017.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of August 31, 2017, the amount due to the majority shareholder and a director bear no interest and with no stated repayment terms totaled $361,611 ($289,281 as at February 28, 2017) arose from payments made on behalf of the Company, including by private credit.

As of August 31, 2017, the Company had an accrued payroll expense of $206,000 ($216,000 as at February 28, 2017), after converting $70,000 of the amount owing into 14,000,000 Preferred Shares. See Note 5.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible notes as of August 31, 2017:

Note #	Date	Maturity Date	Convertible Date	Interest	Balance May 31, 2017	Additions		Conversions	Balance August 31, 2017
1	7/7/2016	7/7/2017	1/7/2017	10%	$29,482			$(29,482)	$-
2	8/15/2016	8/15/2017	2/15/2017	10%	33,500			(33,500)	-
3	9/28/2016	9/28/2017	3/28/2017	10%	73,500	6,000	(1)	(38,060)	41,440
4	10/20/2016	10/20/2017	4/18/2017	0%	60,000			(60,000)	-
5	10/28/2016	7/28/2017	4/26/2017	10%	78,750			(39,624)	39,126
6	2/22/2017	11/30/2017	6/21/2017	10%	58,000			(5,200)	52,800
7	3/15/2017	3/15/2018	9/11/2017	10%		37,000		-	37,000
8	3/28/2017	3/28/2018	9/24/17	8%		45,850		-	45,850
9	4/10/2017	1/15/2018	10/7/2017	10%		38,000		-	38,000
10	5/16/2017	2/25/2018	11/12/2017	10%		53,000		-	53,000
11	7/11/2017	demand	1/12/2018	10%		11,000		-	11,000
12	8/3/2017	8/3/2018	1/30/2017	10%		28,500			28,500
					$333,232	219,350		$(205,866)	$346,716
			Less Debt Discount:		(73,251)				(62,772)
					$259,981				$283,944

(1)	$6,000 added to principle for fees related to conversions.

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

Convertible note holders have the option to convert the note plus accrued interest into shares of the Company’s common stock after six months, at a certain discount of the average of the lowest trading prices for the previous 20 days prior to the conversion date. The Company determined the embedded conversion feature as a derivative liability, and recorded at fair value as of August 31, 2017. For certain notes a $500 to $1,000 fee for costs associated with converting and clearing stock is added to the amount being converted with an adjustment to the conversion price.

A summary of the activity of the derivative liability for the period ended August 31, 2017 is as follows:

Balance at February 28, 2017	$112,461
Derivative discount	240,000
Increase to derivative due to new issuance	328,601
Decrease in derivative due to conversion of debt	(682,422)
Derivative loss due to mark to market adjustment	261,183
Balance at August 31, 2017	$259,823

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the quarter ended August 31, 2017 is as follows:

Date of valuation	August 31, 2017	Inception
Volatility	365% - 417%	247% - 351%
Risk-free rate	.92% - 1.38%	.61% - 1.01%
Years to maturity	.25 –.33	.25 - .5

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2017.

	Fair value measured at August 31, 2017
	Fair value at August 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$259,823	$-	$-	$259,823

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist other than the following.

Subsequent to August 31, 2017, the Company issued 797,459,899 shares of common stock for conversion of principal of $75,926 of convertible debt.

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

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors”.

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

Business

VinCompass™ is an eCommerce platform built on patent pending technology that takes the guess work out of the wine buying equation for the consumer. We are working on multiple revenue streams focused on providing curated wine through our wine club, direct purchases via our App and private label wines with the majority of the revenue realized as recurring wine subscriptions. Our intelligent software platform determines an individual’s VinPrint™ (wine DNA preference) so consumers can purchase wine that meets their profile with alluring value and availability.

Plan of Operation and Results of Operations

Wine buying is a daunting task and for the average consumer, there has been no means to easily select wines to enjoy and cellar that matches preferences for taste and price. To help fill this void, a plethora of wine clubs have popped up on the internet which have failed to address this problem. The clubs push wine that provide them with the greatest margin rather than address the needs of the consumer. As a result, the membership renewals and reorder rates are well below those of other consumer product based clubs.

The solution is VinCompass™ a full-service personalized wine curator and eCommerce platform. Our wine club will provide members only wines that meet their individual VinPrint™ and at price levels determined by the consumer, providing enhanced membership renewals and reorder rates.

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

Social Media Partnerships- We will service communities that have high affinity to wine consumers. These Partnerships get the advantage of providing significant benefits to their community that is not generally available. The members of VinCompass generally save about 16% on wine and yet enjoy wine more by 14% on average thanks to the Patent Pending Recommendation Engine. As well as ultimately enjoying a curated wine via eComm for consumption outside of the Restaurants.

Plan of Operation

Over the balance of the current fiscal year we intend to seek financing for the ongoing development of the VinCompass business plan and to further develop our business model. We will need to raise sufficient additional capital, for the work as well as for our administrative operations and working capital, through the sale of equity shares in the form of a private placement or public offering, loans or advances from officers or directors or others or convertible debentures.

We do not expect any changes or hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise. We do not expect to purchase or sell any plant or significant equipment. We intend to lease or rent any equipment that we will need in order to carry out our business plan development.

Presently, we have not generated any revenues to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2018. Management projects that we will require a total of up to $750,000 to fund ongoing operating expenses and working capital requirements for the next twelve months.

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

Results of Operation for the Three Months Ended August 31, 2017 and 2016

Operating Expense

The Company had operating expenses $230,385 for the three months ended August 31, 2017 compared to $204,057 for the three months ended August 31, 2016, an increase of $26,328. In the current year operating expense includes $22,500 of non-cash stock compensation compared to $54,510 in the prior period. The expenses can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity and capital-raising.

	For the three months ended August 31,
	2017	2016
Development	$85,413	$91,773
Sales and Marketing	54,113	60,760
Professional Fees	58,374	21,475
Other General & Administrative Expenses	32,485	30,049
Total Operating Expenses	$230,385	$204,057

Other Expense

There was total other expense of $328,909 for the three months ended August 31, 2017 compared to $7,670 for the three months ended August 31, 2016. In the current period we had interest expense of $76,475, including debt discount amortization and loss on derivative of $252,434. In the prior period we had interest expense of $7,670 which included debt discount amortization of $7,000. These expenses have increased with the addition of new convertible notes.

Results of Operation for the Six Months Ended August 31, 2017 and 2016

Operating Expense

The Company had operating expenses $570,263 for the six months ended August 31, 2017 compared to $359,117 for the six months ended August 31, 2016. In the current year operating expense includes $172,400 of non-cash stock compensation compared to $85,760 in the prior period. The Company had operating expenses excluding stock based compensation for the for the six months ended August 31, 2017 of $397,863 compared to $273,357 for the six months ended August 31, 2016, an increase of $124,506 or 45.5%. Expenses have increased in conjunction with the increased activity of the company as it moves towards revenue generating operations. The expenses can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity and capital-raising.

	For the six months ended August 31,
	2017	2016
Development	$165,390	$97,756
Sales and Marketing	240,631	132,126
Professional Fees	98,085	57,483
Other General & Administrative Expenses	66,157	71,752
Total Operating Expenses	$570,263	$359,117

Other Expense

There was total other expense of $868,968 for the six months ended August 31, 2017 compared to $7,670 for the six months ended August 31, 2016. In the current period we had interest expense of $279,184, including debt discount amortization and loss on derivative of $589,784. In the prior period we had interest expense of $7,670 which included debt discount amortization of $7,000. These expenses have increased with the addition of new convertible notes.

Liquidity and Capital Resources

As of the end of the last quarter on August 31, 2017, we have yet to generate any revenues from operations.

Net Cash Used in Operating Activities

During the six-month period ended August 31, 2017, $206,827 of cash was used for operating activities as compared to $195,689 used in the six months ended August 31, 2016.

Cash Flow from Investing Activities

There was no investing activity for the six months ended August 31, 2017 and 2016.

Cash Flow from Financing Activities

During the six-month periods ended August 31, 2017 and 2016, the Company had net cash of $193,650 and $180,683 respectively, in cash provided by financing activities.

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

During the three months ended May 31, 2017, the Company issued 9,000,000 shares of common stock for services to third parties. The shares were issued at $0.0011 based on the closing price on the date of grant for total non-cash expense of $9,900.

During the three months ended May 31, 2017, the Company issued 91,173,404 shares of common stock for conversion of principal of $139,749 and accrued interest of $7,456.

During the three months ended August 31, 2017, the Company issued 75,000,000 shares of common stock for services to third parties. The shares were issued at $0.0003 based on the closing price on the date of grant for total non- cash expense of $22,500.

During the three months ended August 31, 2017, the Company issued 361,553,286 shares of common stock for conversion of principal of $66,117 and accrued interest of $4,890.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS

Exhibit
Number	Description of Exhibit
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCOMPASS CORP.

Date: October 23, 2017	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 23, 2017	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

