Form 10-Q
period 2017-11-30
VinCompass Corp.
filed 2018-01-24
CIK 1490949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

[  ] Yes [X] No

As of January 24, 2018, there were 2,678,762,021 common shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VinCompass Corp.

Consolidated Balance Sheets

(Unaudited)

	November 30, 2017	February 28, 2017
ASSETS

Current Assets:
Cash	$178	$13,952
Total Current Assets	178	13,952

TOTAL ASSETS	$178	$13,952

LIABILITIES & STOCKHOLDER’S DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$338,411	$195,302
Accrued payroll	206,000	216,000
Accounts Payable to related parties	380,111	289,281
Convertible notes payable, net of unamortized discount of $90,185 and $73,281, respectively	132,354	259,981
Derivative liability	296,123	112,461
Total Current Liabilities	1,352,999	1,073,025

Total Liabilities	$1,352,999	$1,073,025

Stockholders’ Deficit:
Series A Preferred Stock, $0.001 par value; 40,000,000 and 2,000,000 shares authorized; 5,000,000 and 1,000,000 shares issued and outstanding, respectively	$5,000	$1,000
Series B Preferred Stock, $0.50 par value; 40,000,000 and 0 shares authorized; no shares issued and outstanding	-	-
Series C Preferred Stock, $0.001 par value; 20,000,000 and 0 shares authorized; 10,000,000 and 0 shares issued and outstanding	20,000	-
Common Stock, $0.001 par value; 9,900,000,000 and 400,000,000 shares authorized; 2,496,212,021 and 47,149,371 shares issued and outstanding, respectively	2,496,212	47,149
Additional Paid-in Capital	1,053,014	1,890,147
Accumulated Deficit	(4,927,047)	(2,997,369)

Total Stockholders’ Deficit	(1,352,821)	(1,059,073)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$178	$13,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VinCompass Corp.
Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

General & administrative expenses	$143,348	$232,675	$713,611	$591,810
Total operating expenses	143,348	232,675	713,611	591,810

Loss from operations	(143,348)	(232,675)	(713,611)	(591,810)

Other expense:
Interest expense	(132,128)	(3,197)	(411,312)	(10,849)
Loss on derivative	(214,971)	-	(804,755)	-
Total other expense	(347,099)	(3,197)	(1,216,067)	(10,849)

Net loss	$(490,447)	$(235,872)	$(1,929,678)	$(602,659)

Basic loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic weighted average shares	1,554,585,494	43,880,078	630,746,394	43,784,282

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VinCompass Corp.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended November 30,
	2017	2016
Cash flow from operating activities:
Net loss	$(1,929,678)		$(602,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	172,400		99,691
Amortization of debt discount	370,641		5,328
Fees added to convertible note principal	6,000		-
Loss on derivative liabilities	804,755		-
Changes in operating assets and liabilities:
Accounts payable to related party	85,830		43,239
Accrued payroll	90,000		90,000
Accounts payable and accrued expenses	187,628		(778)
Net cash used in operating activities	(212,424)		(365,179)

Cash flows from financing activities:
Proceeds from convertible debt	193,650		245,000
Borrowings from related party	5,000		43,123
Repayment of related party debt	-		(1,000)
Proceeds from the sale of common stock	-		79,500
Net cash provided by financing activities	$198,650		$366,623

Net increase (decrease) in cash	(13,774)		1,444
Cash at beginning of period	13,952		43,680
Cash at end of period	$178		$45,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period
Interest	$-		$-
Income taxes	$-		$-

Supplemental disclosure of noncash activities:
Settlement of deferred payroll by issuance of Series C Preferred stock	$40,000		$-
Settlement of deferred payroll by issuance of Series A Preferred stock	$40,000		$-
Settlement of deferred payroll by issuance of Common stock	$20,000	$
Release of derivative liabilities due to conversion of convertible debt	$1,004,574		$-
Debt discount recognized from derivative liabilities	$397,000		$-
Common shares issued for conversion of convertible note	$344,730		$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VINCOMPASS CORP.

Notes to the Consolidated Financial Statements

November 30, 2017

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had no revenue to date, has an accumulated deficit of $4,927,047 as of November 30, 2017 and a net loss of $1,929,678 for the nine months ended November 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended November 30, 2017, the Company issued 1,712,335,960 shares of common stock for conversion of principal of $126,018 and accrued interest of $2,339.

On November 30, 2017, the Company issued 200,000,000 shares of common stock to settle $20,000 of accrued payroll due to the CEO. The shares were valued using the closing price of the common stock on November 30, 2017.

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

On November 30, 2017, the Company issued 10,000,000 shares of Series C preferred stock to settle $10,000 of accrued payroll due to the CEO. The shares were valued using the closing price of the common stock on November 30, 2017.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2017, the amount due to the majority shareholder and a director bear no interest and with no stated repayment terms totaled $375,111 ($289,281 as at February 28, 2017) arose from payments made on behalf of the Company, including by private credit.

As of November 30, 2017, the Company had an accrued payroll expense of $206,000 ($216,000 as at February 28, 2017), after converting $70,000 of the amount owing into 14,000,000 Preferred Shares. See Note 5.

During the three months ended November 30, 2017, an affiliated party advanced the Company $5,000 as a short-term loan to cover certain operating expense. The advance is non-interest bearing and due on demand.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible notes as of November 30, 2017:

Note #	Date	Maturity Date	Convertible Date	Interest	Balance February 28, 2017	Additions	Conversions	Balance November 30, 2017
1	7/7/2016	7/7/2017	1/7/2017	10%	$29,482		$(29,482)	$-
2	8/15/2016	8/15/2017	2/15/2017	10%	33,500		(33,500)	-
3	9/28/2016	9/28/2017	3/28/2017	10%	73,500	(1) 6,000	(52,248)	27,252
4	10/20/2016	10/20/2017	4/18/2017	0%	60,000		(60,000)	-
5	10/28/2016	7/28/2017	4/26/2017	10%	78,750		(46,212)	32,538
6	2/22/2017	11/30/2017	6/21/2017	10%	58,000		(58,000)	-
7	3/15/2017	3/15/2018	9/11/2017	10%		37,000	(36,848)	152
8	3/28/2017	3/28/2018	9/24/17	8%		45,850	(3,218)	42,632
9	4/10/2017	1/15/2018	10/7/2017	10%		38,000	(10,535)	27,465
10	5/16/2017	2/25/2018	11/12/2017	10%		53,000	-	53,000
11	7/11/2017	demand	1/12/2018	10%		11,000	-	11,000
12	8/3/2017	8/3/2018	1/30/2017	10%		28,500		28,500
					$333,232	$219,350	$(330,043)	$222,539
			Less Debt Discount:		(73,251)			(90,185)
					$259,981			$283,944

(1)	$6,000 added to principle for fees related to conversions.

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

Convertible note holders have the option to convert the note plus accrued interest into shares of the Company’s common stock after six months, at a certain discount of the average of the lowest trading prices for the previous 20 days prior to the conversion date. The Company determined the embedded conversion feature as a derivative liability, and recorded at fair value as of November 30, 2017. For certain notes a $500 to $1,000 fee for costs associated with converting and clearing stock is added to the amount being converted with an adjustment to the conversion price.

A summary of the activity of the derivative liability for the period ended November 30, 2017 is as follows:

Balance at February 28, 2017	$112,461
Derivative discount	397,000
Increase to derivative due to new issuance	566,925
Decrease in derivative due to conversion of debt	(1,004,574)
Derivative loss due to mark to market adjustment	224,311
Balance at November 30, 2017	$296,123

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the quarter ended November 30, 2017 is as follows:

Date of valuation	November 30, 2017	Inception
Volatility	365% - 416%	247% - 351%
Risk-free rate	.92% - 1.27%	.61% - 1.01%
Years to maturity	.25 –.33	.25 - .5

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2017.

	Fair value measured at November 30, 2017
	Fair value at November 30, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$296,123	$-	$-	$296,123

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist other than the following.

Subsequent to November 30, 2017, the Company issued 182,550,000 shares of common stock for conversion of principal of $4,263 of convertible debt.

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

Results of Operation for the Three Months Ended November 30, 2017 and 2016

Operating Expense

The Company had operating expenses $143,348 for the three months ended November 30, 2017 compared to $232,675 for the three months ended November 30, 2016, a decrease of $89,327. The expenses can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity and capital-raising.

	For the three months ended November 30,
	2017	2016
Development	$65,721	$121,073
Sales and Marketing	30,257	37,539
Professional Fees	30,984	23,614
Other General & Administrative Expenses	16,386	50,449
Total Operating Expenses	$143,348	$232,675

Other Expense

There was total other expense of $347,099 for the three months ended November 30, 2017 compared to $3,197 for the three months ended November 30, 2016. In the current period we had interest expense of $132,128, including debt discount amortization and loss on derivative of $214,971. In the prior period we had interest expense of $3,197 which included debt discount amortization of $7,000. These expenses have increased with the addition of new convertible notes.

Results of Operation for the Nine Months Ended November 30, 2017 and 2016

Operating Expense

The Company had operating expenses $713,611 for the nine months ended November 30, 2017 compared to $591,810 for the nine months ended November 30, 2016. In the current year operating expense includes $172,400 of non-cash stock compensation compared to $99,961 in the prior period. The Company had operating expenses excluding stock based compensation for the for the nine months ended November 30, 2017 of $541,211 compared to $491,849 for the nine months ended November 30, 2016, an increase of $49,362 or 10%. Expenses have increased in conjunction with the increased activity of the company as it moves towards revenue generating operations. The expenses can be subdivided into the following categories which have and will vary from quarter to quarter based on the level of corporate activity and capital-raising.

	For the nine months ended November 30,
	2017	2016
Development	$231,111	$252,326
Sales and Marketing	248,388	159,022
Professional Fees	129,070	81,098
Other General & Administrative Expenses	105,042	99,364
Total Operating Expenses	$713,611	$591,810

Other Expense

There was total other expense of $1,216,067 for the nine months ended November 30, 2017 compared to $10,849 for the nine months ended November 30, 2016. In the current period we had interest expense of $411,312, including debt discount amortization and loss on derivative of $804,755. In the prior period we had interest expense of $10,849 which included debt discount amortization of $7,000. These expenses have increased with the addition of new convertible notes.

Liquidity and Capital Resources

As of the end of the last quarter on November 30, 2017, we have yet to generate any revenues from operations.

Net Cash Used in Operating Activities

During the nine-month period ended November 30, 2017, $212,424 of cash was used for operating activities as compared to $365,179 used in the nine months ended November 30, 2016.

Cash Flow from Investing Activities

There was no investing activity for the nine months ended November 30, 2017 and 2016.

Cash Flow from Financing Activities

During the nine-month periods ended November 30, 2017 and 2016, the Company had net cash of $198,650 and $366,623 respectively, in cash provided by financing activities.

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report nor a review. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

During the three months ended November 30, 2017, the Company issued 1,712,335,960 shares of common stock for conversion of principal of $126,018 and accrued interest of $2,339.

On November 30, 2017, the Company issued 200,000,000 shares of common stock to settle $20,000 of accrued payroll due to the CEO. The shares were valued using the closing price of the common stock on November 30, 2017.

Subsequent to November 30, 2017, the Company issued 182,550,000 shares of common stock for conversion of principal of $4,263 of convertible debt.

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

VINCOMPASS CORP.

Date: January 24, 2018	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 24, 2018	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

