Form 10-Q/A
period 2017-11-30
VinCompass Corp.
filed 2018-01-25
CIK 1490949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017 (the “Original 10-Q”) of VinCompass Corp., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101. Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other Company developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

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

VINCOMPASS CORP.

Date: January 25, 2018	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 25, 2018	By:	/s/ Peter Lachapelle
	Name:	Peter Lachapelle
	Title:	Chief Executive Officer and Director

2